Form 10-K
period 2008-06-30
Nava Resources, Inc.
filed 2008-09-25
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________.

Commission File Number: 333-150582

NAVA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 104 – 2636 Montrose Avenue
Abbotsford, B.C., Canada V2S 3T6
(Address of principal executive offices, zip code)

778-218-9638
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 24, 2008 was $3,285,959.

The number of shares outstanding of the registrant’s common stock as of September 24, 2008 was 12,226,104.

Documents Incorporated By Reference: None

ii

iii

PART I.

     As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Nava Resources, Inc. unless the context otherwise indicates.

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. Except as otherwise required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

     The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

  strategies, outlook and growth prospects;
  future plans and potential for future growth;
  liquidity, capital resources and capital expenditures;
  growth in demand for our products;
  economic outlook and industry trends;
  developments of our markets;
  the impact of regulatory initiatives; and
  the strength of our competitors

Item 1. Business

We are an exploration stage company formed for the purposes of acquiring, exploring and, if warranted and feasible, developing natural resource properties.

Organization

On July 21, 2005, the Company was incorporated under the laws of the State of Nevada for the purpose of conducting mineral exploration activities. We were authorized to issue 400,000,000 shares of common stock, par value $.001 per share, and initially issued 100,000 shares of common stock to each of Jag Sandhu, our President, Chief Executive Officer and a director, and Johnny Astorino, our Chief Financial Officer. Said issuances were paid at a purchase price of the par value per share. Our wholly owned subsidiary, Nava Resources Canada Inc. (“Nava Canada”), was organized under the Federal laws of Canada on August 9, 2005.

On January 4, 2007, the Company obtained written consent from the shareholders to amend our Articles of Incorporation to change the par value of our common stock from $0.001 to $0.00001 per share. On February 28, 2007, the Board of Directors of the Company amended the Articles of Incorporation changing the par value of the Company’s common stock.

In March 2007 we issued 19,900,000 shares to each of Messrs. Sandhu and Astorino in consideration for the payment of par value per share. Mr. Astorino subsequently returned 18,000,000 shares to the Company’s treasury for cancellation.

On March 20, 2007, we accepted subscriptions for 874,104 shares of our common stock from 37 investors. The shares of common stock were sold at a purchase price of $0.15 per share, amounting in the aggregate to $131,116. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

On April 18, 2007, Mr. Sandhu returned an aggregate of 10,000,000 shares and Mr. Astorino returned an aggregate of 1,000,000 shares of common stock to the Company’s treasury for cancellation.

On June 1, 2007, we accepted subscriptions for 352,000 units from 10 investors. The units were sold at a purchase price of $0.16 per unit, amounting in the aggregate to $56,320. Each unit was comprised of one share of our common stock and one warrant. Each warrant entitles the warrant holder to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expires on June 1, 2009. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

Exploratory Activities

In July 2005 we commenced our mineral exploration activities. On October 10, 2006, the Company entered into an agreement with Jag Sandhu, our President, Chief Executive Officer and Director, pursuant to which the Company obtained an option to acquire a 100% interest in and to the mineral claim located in Lillooett Mining Division called the Noel Creek Claim. On October 2, 2007, the option expired due to the Company not making the required payments as per the option agreement.

On August 28, 2007, Mr. Jag Sandhu, our President and Chief Executive Officer and a director, acquired two claims for a 637.39 hectare (approximately 1575.03 acres) mineral concession on Vancouver Island, in the Province of British Columbia, Canada through British Columbia’s online staking service. These mineral claims are known as the North 1 and North 2 Claims. On November 22, 2007, Mr. Sandhu transferred the claims to Nava Canada using British Columbia’s Mineral Title Online web site. We intend to conduct exploratory activities with respect to the claims, and if viable mineral deposits are discovered, develop and extract such minerals. In addition, as funding permits, we may acquire additional properties of interest and either abandon our existing properties or enter into agreements to sell all or a portion of those properties.

In October 2007, we engaged a professional mining engineering service and consulting firm, MineStart Management Inc. (“MineStart”), to review the geologic premise and information upon which the claim was staked, and to provide a technical report as to its merit as an exploration prospect, including recommendations on appropriate next steps. The report on the claims, entitled “North 1 and 2 Project – A VMS Investigation” and dated December 7, 2007, describes the mineral claim (tenures, location and access) and the regional, local and property geology. It also includes relevant information on targeted deposit types and mineralization, and recommendations with associated budgets, regarding the initial strategy that should be followed in exploring the claim.

We performed an exploration program on the North 1 and North 2 Claims in August 2008. This program involved a review of property geology based on government compilations, acquisition of relevant air photo coverage and a visit to the property by Jag Sandhu and Don Blackadar. The purpose of this visit was to become familiar with the general layout of the property and related road access, and to prospect and collect rock samples in readily accessible areas. Work was concentrated in the South West corner of the North 2 claim which was accessible just off of the highway, with foot access via an overgrown secondary road leading into the claim.

The North Claim is primarily underlain by felsic to intermediate volcanic and volcaniclastic rocks of the middle to upper Devonian Sicker Group (McLaughlin Ridge Formation), which is prospective for Kuroko-type massive sulphide deposits rich in copper, lead, zinc, gold and silver. Outcrop exposure in the area prospected was minimal due to overburden cover of bolder till with hardpan noted in some rock cuts. A total of 30 rock samples were taken for multi-element geochemical analysis. These samples were primarily float but several samples may have been from small outcrops visible in the road cut. All samples were of intermediate composition (andesite), ranging from fine to medium grained, and relatively massive in texture (weekly foliated in some cases), possibly representing intermediate tuffs with some intrusive equivalents. Samples are presently being analysed for a multi-element suite including copper-lead-zinc-silver-gold-barium-arsenic, which is a signature for Kuroko-type deposits. The results of this analysis are pending.

History and Geological Setting

Vancouver Island is dominated by rocks of the Wrangellia Terrane, which is interpreted to represent a Paleozoic Island Arc assemblage, accreted to the North American content about 100 million years ago. Mid-Devonian volcanic rocks of the Sicker Group, representing the basement of this complex, are the oldest rocks on Vancouver Island and are exposed in four major structural uplifts – Buttle Lake, Beddington, Nanoose, and Cowichan Lake. The North Claims lie toward the southeast end of the Cowichan Lake Uplift, along the north shore of the east end of Cowichan Lake. In the Cowichan Lake Uplift, the Sicker comprises three distinct volcanic / volcaniclastic assemblages – the Duck Lake Formation as the oldest member and overlain by the Nitnat Formation, which in turn is overlain, possibly unconformably, by the McLaughlin Ridge Formation.

Volcanic rocks of the Sicker Group are highly prospective for economically viable volcanogenic massive sulphide (VMS) deposits, which are the primary exploration target on the North Claims. As a group, these deposits are rich in copper and zinc and also carry significant gold and silver values.

The most significant mineral deposit in the Sicker Group is the Myra Falls mine, a world class deposit located in the Buttle Lake Uplift. Other significant deposits, notably the Lara and Mount Sicker deposits, are located in the southeast part of the Cowichan Lake uplift, several kilometers northeast of the North Claims and separated from the property by a major geologic fault.

Massive sulphide mineralization was first discovered in the Sicker Group with the Mount Sicker discoveries in the late 1800s. Production was from one main ore body via three separate underground mines (Tyee, Lenora and Richard III), which operated for several years. These mines were subsequently amalgamated and re-operated as the Twin J mine from 1942 to 1952. Production from the Tyee mine (1901 – 09) totaled 5,840,593 kilograms copper and 13,725,069 grams silver, and 762,553 grams gold from 152,668 tonnes mined. The Buttle Lake mine, which has been in operation since 1966, currently produces approximately 1 million cqui of ore per year. Over the 39 years to 2005, the mine yielded 24 million cqui with an average grade of 1.8% copper, 5.0% zinc, 2g/T gold and 52g/T silver. The Lara deposit, discovered in the mid-1980s, contains a drill indicated resource of 528,839 tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T sliver and 4.73 g/T gold.

Discovery of the Lara deposit and ongoing interest in the nearby Mount Sicker deposits, all of which are hosted in felsic volcanic rocks of the McLaughlin Ridge formation, stimulated significant interest and exploration activity in the Cowichan uplift during the mid-to late 1980s. During this period the Striker Property, comprising 31 contiguous mineral claims (528 units) and extending along virtually the entire north shore of Cowichan Lake, was explored by Utah Mines. This property is underlain predominantly by the Sicker Group, with Nitnat rocks dominant in the western part of the property and McLaughlin Ridge sediments and volcanics dominant in the east. Work on this property is documented in a number of BC government assessment reports, from which the following descriptions are derived. McLaughlin Ridge rocks, as mapped, divide grossly into 3 units, dominated by diverse sedimentary lithologies with volcanic members, particularly lower in the sequence. Volcanic rocks are described as interbedded lithic and crystal tuff, cherty dust tuff, chert and minor lapilli tuff. The lower unit consists of fine-grained andesitic lithic crystal tuffs and cherty tuffs with local coarse lapilli beds and dacitic tuff units.

Exploration on the Striker property included airborne geophysics, with ground follow-ups and grid work in selected areas in the eastern part of the property because of the distribution of geophysical and geochemical targets. While massive sulphides were not encountered, encouraging mineralization of various types was noted, including exhalative horizons, which occasionally contain anomalous molybdenum, copper and silver. Significant barium, silver, molybdenum and zinc values are also associated with syndepositional pyrite in argillite units and significant gold-silver-copper-zinc values are associated with several structures. Anomalous silt and heavy metal values (copper-lead-zinc-silver-gold) were also identified. The latest assessment report on the Striker property recommended further, more detailed work in the eastern part of the property including detailed mapping, sampling, trenching and limited drilling. The North Property occupies a portion of the eastern half of the old Striker property.

The Cowichan Lake area generally, has been the subject of mineral exploration since the late 1800s and a large number and variety of mineral showings in the area are documented in B.C. government Minfile records. Massey and Friday (1986) grouped Cowichan area mineral showings into five categories:

1. Volcanogenic gold-bearing massive sulphides (Sicker Group Kuroko deposits).

2. Gold-bearing, pyrite-chalcopyrite-quart-carbonate veins along shears, which are quite common cutting Sicker Group and Karmutsen Formation sills north of Cowichan Lake.

3. Epithermal gold-silver deposits within Bonanza Group volcanics.

4. Copper skarns developed in limy sediments apparently interbedded with basalts of the Karmutsen formation.

5. Copper-molybdenum quarts veins in granodiorite and adjacent country rock on several properties. Chalcopyrite and pyrite, with or without molybdenite are the principle sulphides and minor sphalerite, galena and arsenopyrite are also reported.

Property and Claim Position

The North Claim site encompasses two adjoining mineral tenures which form one parcel. The North property is in the Victoria mining division of British Columbia and lies on the north shore of Cowhichan lake in southern Vancouver Island about 30km west of the town of Duncan and 10km west of the town of Lake Cowichan.

Location of North Claims Near Cowichan Lake

Regional Location North Property

Geology North of Cowichan Lake Including North Property

Conditions to Retain Title to the Claims

The mineral titles are subject to annual renewal and government permits for specific field work. The claims are valid until their next anniversary date of August 28, 2010. They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work. Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately $2,500 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

Present Condition of the Claims

The Claims were staked on August 28, 2007 by Mr. Jag Sandhu, our President, Chief Executive Officer and a director, on behalf of the Company. Mr. Sandhu subsequently transferred the claims to Nava Canada, the current claim holder. The Claims were staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits.

Our objective is to conduct exploration activities on the North Claims to assess whether they possess evidence of mineralization sufficient to merit further exploration activities. The North Claims are without known reserves.

Competitive Conditions

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Government Approvals and Recommendations

We will be required to comply with all regulations defined in the British Columbia Mineral Tenure Act for the Province of British Columbia (the “Act”). The Act sets forth rules for:

  locating claims
  posting claims
  working claims
  reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which dictates how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations. In order to explore for minerals on our mineral claim we must submit our exploration plan for review. We believe that our exploration plan as described below will be accepted and an exploration permit will be issued to our agent or us. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land. Accordingly, we may be required to obtain a work permit depending on the complexity and affect on the environment if we proceed beyond the exploration work contemplated by our proposed exploration programs. The time required to obtain a work permit is approximately four weeks. We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance. No remediation work is anticipated as a result of completion of Stage One and Stage Two of our exploration program.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the MineStart report. As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken. The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Stages One and Two because the impact on the project area is greater. Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment. We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Stage One and Two exploration programs on our North Claims.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

We will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended phases. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

We currently have no employees other than our officers and directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this Annual Report and in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on May 1, 2008 (Registration No. 333-150582), in evaluating our Company and its business, before purchasing shares of our Company’s common stock. The following risks are in addition to numerous other risks that are typical of exploration stage resource companies. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Company

1. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our financial statements for the year ended June 30, 2008 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $133,182 as of June 30, 2008 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

3. We have a very limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful mineral exploration activities. We may not be successful in carrying out our business objectives.

We were incorporated on July 21, 2005, and to date have been involved primarily in organizational activities, obtaining financing and acquiring an interest in the claims. Accordingly we have no track record of successful exploration activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a junior resource exploration company. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

4. Our failure to perform exploratory activities with respect to the claims, or our failure to make required payments or expenditures, could cause us to lose title to the mineral claims.

The North 1 and North 2 Claims have expiration dates of August 28, 2010. In order to maintain the tenure of our ownership of the claims in good standing, it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of approximately $2,500 Canadian dollars, or pay the equivalent sum to the Province of British Columbia in lieu of the exploratory work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on August 28, 2010, will result in the forfeiture of our title to the claims.

5. Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on our North 1 and North 2 Claims or other mineral properties that we acquire.

In order for us to even commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties. There is a substantial risk that the exploration program that we will conduct on the Claims may not result in the discovery of any significant mineralization, and therefore no commercial viable mineral deposit. There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit. This would likely result in a decrease in the value of our common stock.

6. Due to the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or may elect not to insure. We currently have no such insurance nor do we expect to obtain such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets and cease operations, resulting in the loss of your entire investment.

7. Access to the North 1 and North 2 Claims is seasonally restricted by inclement weather, which may delay our exploration and any future mining efforts.

Access to the claims could potentially be restricted to the period between October and May of each year due to snowfall in the area. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring the Claims as planned. Attempts to visit, test, or explore the property may be limited to the few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures required to be made in order to retain title to our claims under provincial mineral property laws.

8. The market price for precious metals is based on numerous factors outside of our control. There is a risk that the market price for precious metals will significantly decrease, which will make it difficult for us to fund further mineral exploration activities, and would decrease the probability that any significant mineralization that we locate can be economically extracted.

Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in the Company.

9. Changes in the exchange rates between the United States dollar and foreign currencies may be volatile and may negatively impact our costs, which in turn could adversely affect our operating results.

When operating in foreign countries, such as Canada, we expect to incur a certain amount of our expenses from our operations in foreign currency and translate these amounts into United States dollars for purposes of reporting operating results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we anticipate holding foreign currency balances, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

10. Since the majority of our shares of common stock are owned by our President, Chief Executive Officer and director, our other stockholders may not be able to influence control of the Company or decision making by management of the Company.

Mr. Jag Sandhu, our President, Chief Executive Officer and a director, beneficially owns 81.8% of our outstanding common stock. The interests of Mr. Sandhu may not be, at all times, the same as that of our other shareholders. Since Mr. Sandhu is not simply a passive investor but is also an executive officer and director of the Company, his interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Sandhu exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of the Company’s Board of Directors. Also, Mr. Sandhu will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Nava with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Sandhu may also have the effect of delaying, deferring or preventing a change of control of Nava, which may be disadvantageous to minority shareholders.

11. Since our officers and directors have the ability to be employed by or consult for other companies, their other activities could slow down our operations.

Mr. Jag Sandhu, our President, Chief Executive Officer and a director, works with other mineral exploration companies. Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that each of our directors will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Sandhu, or any of our other officers or directors.

Risks Relating to Our Common Stock

12. Since public trading in our common stock is limited and sporadic, there can be no assurance that our stockholders will be able to liquidate their holdings of our common stock.

Our common stock price is currently quoted on the OTC Bulletin Board under the symbol “NAVA.” However, trading has been limited and sporadic and we can provide no assurance that the market for our common stock will be sustained. We cannot guarantee that any stockholder will find a willing buyer for our common stock at any price, much less a price that will result in realizing a profit on an investment in our shares. There may be limited opportunity for stockholders to liquidate any of their holdings in common stock of the Company. Trading volume may be insignificant and stockholders may be forced to hold their investment in Company shares for an extended period of time. The lack of liquidity may also cause stockholders to lose part or all of their investment in our common stock.

13. Since public trading in our common stock is limited and sporadic, the market price of our common stock may be subject to wide fluctuations.

There is currently a limited public market for our common stock and we can provide no assurance that the market for our common stock will be sustained. If a market is sustained, however, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate new revenues;

(3) increased competition; and

(4) conditions and trends in the mining industry.

Further, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of our common stock.

14. Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 24, 2008, the Company had 12,578,104 shares of common stock outstanding, assuming the exercise of all 352,000 warrants. Accordingly, we may issue up to an additional 387,421,896 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

16. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares of our common stock.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

17. Re-sale restrictions for British Columbia residents and other Canadian residents may limit the ability of our shareholders to sell their securities.

Shareholders who are residents of British Columbia have to rely on an exemption from prospectus and registration requirements of B.C. securities laws to sell their shares. Shareholders have to comply with B.C. Securities Commission’s BC Instrument 72-502 “Trade In Securities of U.S. Registered Issuers” to resell their shares. BC Instrument 72-502 requires, among other conditions, that B.C. residents hold the shares for four months and limit the volume of shares sold in a 12-month period. These restrictions will limit the ability of B.C. resident shareholders to resell our common stock in the United States, and therefore may materially affect the market value of your shares. Residents of other Canadian provinces have to rely on available prospectus exemptions to re-sell their securities, and if no exemptions can be relied upon then the shareholders may have to hold the securities for an indefinite period of time. Shareholders of other Canadian provinces should consult with independent legal counsel to determine the availability and use of prospectus exemptions to re-sell their securities.

18. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 1B. Unresolved staff comments

None.

Item 2. Properties

Our executive offices are located at Suite 104, 2636 Montrose Avenue, Abbotsford, British Columbia, Canada, V2S 3T6. The space is being provided to us by our Chief Financial Officer without charge. This space may not be available to us free of charge in the future.

We do not have any ownership or lease interests in any property other than our interest in the North Claims.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTC Bulletin Board was approved on July 18, 2008 under the symbol “NAVA.” Prior to that date there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock.

Transfer Agent

The transfer agent and registrar for our common shares Nevada Agency and Trust Company.

Holders

As of September 24, 2008, the Company had 12,226,104 shares of our common stock issued and outstanding held by 48 holders of record.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities Authorized Under Equity Compensation Plans

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our mineral exploration activities progress.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer, and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We have enough funds to complete our Phase One exploration program and possibly Phase Two depending on scope and costs.

1. Since the next anniversary date of the Claims is August 28, 2010 we will need to arrange some minor exploration work worth approximately $2,500 or pay the Province of British Columbia $2,517.69 in lieu of filing exploration expenses in order to keep the Claims in good standing.

2. As recommended by MineStart, we commenced the Phase One program starting in June 2008. This Phase One exploration program is expected to cost approximately $33,100, as outlined in the following budget. Line items are assumed to cover travel and other costs where required.

Task / Deliverable	$US
Gathering old reports, maps, etc.	$4,940
Detailed review of reports and preparation of field maps / notes	$5,930
Requesting additional tenures (contingency)	$1,980
Field work - 7 days / 2 geologists	$14,830
Sample (50) analysis	$1,480
Report preparation	$3,940
Total	$33,100

3. We will review the results of work completed on the Phase One exploration program in December 2008. If results are favorable we will plan and conduct a Phase Two program beginning in April or May 2009. Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $100,000 to $150,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4. In the case that the Phase Two exploration program takes place, we will review its results in September 2009. Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete exploration beyond Phase Two. We have not undertaken any efforts to locate a joint venture partner at this point. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

Phase One Details of Recommended Work

A more detailed breakdown of the expected $33,100 of expenses is provided below:

Consultant’s Initial Compilation & Research

Contract geologists will conduct research, purchase and compile maps and undertake other preparations relevant to support Phase One field work and property examination and evaluation of the North Claim. The expected cost will be $11,000, consisting primarily of contractor fees, estimated at $1,000 per person day including living and travel expenses.

Employee Hiring (Labor) Plan

We will not hire any employees. We will use two contract geologists to perform our Phase One field program. The expected cost of the each geologist is approximately $1,000 per day including relevant travel and living expenses. The expected cost for 2 contract geologists will be approximately $15,000.

Living Costs

Living costs for each consulting geologist are included in the estimated day rate of $1,000 per person day.

Transportation Rental Plan

The transportation costs are comprised of the rental of a four wheel drive vehicle and associated expenses, such as gas, driven from Vancouver to our mineral claims. Transportation costs are included in the estimated day rate of $1,000 per person day.

Consumables & Tools

We will purchase consumables and supplies to provide for 2 persons for the 7 day program. Consumable costs are included in the estimated day rate of $1,000 per person day.

Sample Analysis Plan

We plan to allow for the analysis of up to 50 samples. The estimated cost is $30 per sample. The expected cost for sample analysis will be approximately $1,500 for the program.

Consultant’s Review Report

The contract geologists will collate and analyze data and prepare a report for management with recommendations for continued exploration if warranted. The expected cost will be approximately $4,000.

Accounting and Audit Plan

We intend to continue to have our Chief Financial Officer prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $1,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under generally accepted accounting principles in Canada (“Canadian GAAP”), mineral properties including exploration, development and acquisitions costs, are carried at cost and charged to operations if the properties are abandoned or impaired. Under U.S. GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred. Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs. Our audited financial statements use U.S. GAAP.

Results of Operations

We have had no operating revenues since our inception on July 21, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2008 we have raised a total of $187,744 from private offerings of our common stock.

For the year ended June 30, 2008 we incurred expenses in the amount of $47,435, an increase of approximately 168% as compared to expenses of $17,706 in the year ended June 30, 2007. Professional fees increased from $2,978 in the year ended June 30, 2007 to $32,443 in the year ended June 30, 2008, reflecting costs incurred in connection with the registration of our common stock under the Securities Act of 1933, as amended. In addition, in the year ended June 30, 2008 we incurred exploration costs in the amount of $7,926, as compared to no exploration costs in the year ended June 30, 2007, as a result of the commencement of Phase One of our exploration plan.

Our expenses were partially offset by an increase in interest income, from $1,603 in the year ended June 30, 2007 to $5,154 in the year ended June 30, 2008, as a result of the receipt of proceeds from the sale of our common stock.

In the year ended June 30, 2008 we incurred a net loss of $42,281, as compared to a net loss of $16,103 in the year ended June 30, 2007. For the period from July 21, 2005 (inception) to June 30, 2008, we have an accumulated loss of $60,134.

Liquidity and Capital resources

At June 30, 2008, we had cash and cash equivalents in the amount of $132,040, a decrease of approximately 30% as compared to cash and cash equivalents in the amount of $188,929 on June 30, 2007. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in April 2009. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

If additional funds are required, the additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will likely fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2008, the Company had accumulated losses of $60,134. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Summary of Critical Accounting Estimates

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payments”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share- Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective April 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements are set forth immediately following the signature page and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Item 9A(T). Controls and Procedures

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Officers currently serving our Company is as follows:

Name	Age	Positions and Offices
Jag Sandhu	40	President, Chief Executive Officer and Director
Johnny Astorino	43	Chief Financial Officer
Don Blackadar	55	Director

The business address of each our officers and directors is c/o Nava Resources, Inc., Suite 104 –2636 Montrose Avenue, Abbotsford, B.C., Canada V2S 3T6.

The directors named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Mr. Jag Sandhu

Mr. Jag Sandhu has been our President and Director since our inception on July 21, 2005 and has acted as our Chief Executive Officer since July 22, 2006. From January 2007 to present, Mr. Sandhu has been the president of JNS Capital Corp., a company engaged in providing Corporate Finance/Development and Investor Relations services to publicly traded junior exploration companies. From November 2004 to January 2007, Mr. Sandhu was Vice President of Corporate Finance for Pacific North West Capital Corp., a public company trading on the TSX Exchange and the OTCBB. From March 2002 to October 2004 Mr. Sandhu was Vice President of Corporate Development and Director of Nicer Canada Corp, a public company trading on the TSX Venture Exchange. From February 2000 to November 2001 Mr. Sandhu was the Chief Financial Officer and Director of Network Technology Professionals Inc., which was a public company trading on the TSX Venture Exchange. From September 1998 to January 2000, Mr. Sandhu was Vice President of Corporate Development of Group West Systems Ltd. which traded on the Toronto Stock Exchange.

Mr. Johnny Astorino

Mr. Johnny Astorino, Certified General Accountant, has acted as our Chief Financial Officer since October 15, 2005. Johnny Astorino was our director from July 21, 2005 to October 20, 2006. From June 1999 to present, Mr. Astorino, is the founding principal of J. Astorino and Associates. Mr. Astorino received his business degree in accounting from Simon Fraser University in 1991, which is located in Burnaby, British Columbia. He is also a member of The Certified General Accountants’ Association of British Columbia and of Canada (1995).

Mr. Don Blackadar

Mr. Don Blackadar has acted as a Director of Nava Resources, Inc., since June 1, 2007. Mr. Blackadar is a non-practicing geologist with an MSc in Geology from the University of Alberta. Mr. Blackadar has operated his own small consulting company for the past 10 years, offering services as a senior business analyst. He is also a partner in a small software development company specializing in software for the healthcare industry.

Significant Employees and Consultants

Other than our officers and directors, we currently have no other significant employees.

Conflicts of Interest

Mr. Jag Sandhu works with other mineral exploration companies. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Sandhu.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established compensation or nominating committees. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors and, to date, the directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors or control persons, which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics

The Company has not adopted a code of ethics.

Item 11. Executive Compensation

Our directors do not receive any compensation for services rendered in their capacity as directors of the Company.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

Name	Fiscal	Annual Compensation			Long Term Compensation			All
and	Year	Salary	Bonus	Other	Awards		Payouts	Other
Principal				Annual	Restricted	Securities	LTIP	Compensation
Position		($)	($)	Compensation	Stock	Underlying	Payouts	($)
				($)	Awards	Options/SARS	($)
					($)	(#)
Jag
Sandhu	2008	$0	$0	$0	$0	$0	$0	$4,000(3)
President,	2007	$0	$0	$0	$0	$0	$0	$12,000
CEO(1)
Johnny
Astorino	2008	$0	$0	$0	$0	$0	$0	$0
Chief	2007	$0	$0	$0	$0	$0	$0	$0
Financial
Officer (2)

[1] Appointed President on July 22, 2005, appointed CEO on July 22, 2006
[2] Appointed Chief Financial Officer October 15, 2005.
[3] Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From Inception (July 21, 2005) to June 30, 2008, we recognized a total of $16,000 for his services.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on July 21, 2005. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Employment Agreements

We are not presently a party to any employment or consulting agreement. This is consistent with the practice of many early stage junior mining companies, as cash resources must be conserved for exploration related activities and mineral property costs. We will review the requirement for employment agreements upon our operations increasing in significance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 24, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,226,104 shares of our common stock issued and outstanding as of September 24, 2008. Other than the 352,000 warrants outstanding, we do not have any outstanding options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 104-2636 Montrose Avenue, Abbotsford, B.C., Canada V2S 3T6.

	Name and Address of	Number of Shares	Percent of Class Owned
Title of Class	Beneficial Owner	Owned Beneficially	Prior to This Offering
Common Stock:	Jag Sandhu	8,000,000	65.4%
	President, Chief Executive
	Officer and Director
Common Stock:	Amarjit Sandhu (1)	2,000,000	16.4%
Common Stock:	Johnny Astorino	1,000,000	8.2%
	Chief Financial Officer
Common Stock:	Don Blackadar	3,340	Less than 1%
	Director
All executive officers		11,003,340	90%
and directors as a
group (3 persons)

(1) Amarjit Sandhu, the wife of Jag Sandhu, obtained the shares indicated from Jag Sandhu.

Item 13. Certain Relationships and Related Transactions

On August 28, 2007, Mr. Jag Sandhu, our President, Chief Executive Officer and a director, acquired two claims for a 637.39 hectare (approximately 1575.03 acres) mineral claim in the Province of British Columbia, Canada for a total of $254.96. On November 22, 2007, Mr. Jag Sandhu transferred the claims to Nava Canada.

Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From inception on July 21, 2005 to June 30, 2008, we recognized a total of $16,000 for his services.

At June 30, 2008, the Company was indebted to the President, Director and Officer in the amount of $3,069 for reimbursement of expenses paid on behalf of the Company.

Except as noted above, none of the following parties has, since our inception on July 21, 2005, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same home address as such person.

Except for the transactions with Mr. Jag Sandhu noted above, there is nothing of value to be received by any promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

Item 14. Principal Accounting Fees and Services

Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, is our registered independent auditor. Their fees billed to the Company are set forth below:

	Fiscal year ending	Fiscal year ending
	June 30, 2008	June 30, 2007
Audit Fees	$8,000	$12,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2008, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
June 30, 2008

Index

Report of Independent Registered Accounting Firm	F–2
Consolidated Balance Sheets	F–3
Consolidated Statements of Operations	F–4
Consolidated Statements of Cash Flows	F–5
Consolidated Statement of Stockholders’ Equity	F–6
Notes to the Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Nava Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Nava Resources, Inc. (an exploration stage company) as of June 30, 2008, and 2007, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/DMCL/
DALE MATHESON CARR-HILTON LABONTE LLP
     CHARTERED ACCOUNTANTS

Vancouver, Canada
September 15, 2008

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS

Current
Cash and cash equivalents	$132,040	$188,929
Receivables	1,142	3

Total current assets	133,182	188,932
Equipment (Note 3)	583	1,061

TOTAL ASSETS	$133,765	$189,993

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,086	$14,608
Due to related party (Note 5)	3,069	5,494

Total current liabilities	6,155	20,102

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 6)
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (June 30, 2007 –
12,226,104)	321	321
Additional paid-in capital	187,423	187,423
Deficit accumulated during the exploration stage	(60,134)	(17,853)

Total stockholders’ equity	127,610	169,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,765	$189,993

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated
			from July 21,
			2005 (date of
	Year ended	Year ended	inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

EXPENSES
Amortization	$477	$257	$734
Consulting (Note 5)	4,000	12,000	16,000
Exploration costs (Note 4)	7,926	-	7,926
Office and miscellaneous	2,589	2,471	5,069
Professional fees	32,443	2,978	37,162

Operating loss	(47,435)	(17,706)	(66,891)

Other item
Interest income	5,154	1,603	6,757

NET LOSS	$(42,281)	$(16,103)	$(60,134)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –
BASIC AND DILUTED	12,226,104	11,272,237

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
			2005 (date of
	Year ended	Year ended	inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,281)	$(16,103)	$(60,134)
Non-cash operating item:
Amortization	477	257	734

Changes in non-cash working capital items:
Receivables	(1,139)	-	(1,142)
Accounts payable and accrued liabilities	(11,522)	14,076	3,086
Due to related party	(2,425)	4,473	3,069

Net cash provided by (used in) operating activities	(56,889)	2,703	(54,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(1,318)	(1,318)

Net cash used in investing activities	-	(1,318)	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	173,544	187,745

Net cash provided by financing activities	-	173,544	187,745

Change in cash and cash equivalents	(56,889)	174,929	132,040

Cash and cash equivalents, beginning	188,929	14,000	-

Cash and cash equivalents, ending	$132,040	$188,929	$132,040

Supplemental disclosures with respect to cash flows:

Cash paid during the year for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
		Common			accumulated
	Common	shares –	Additional	Subscriptions	during the
	shares –	paid-in	paid-in	received in	exploration
	number	capital	capital	advance	stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	200	-	-	-	200

June 30, 2006
Subscriptions receivable	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	200	-	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock
($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007
Cancellation of common stock
($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007
Cancellation of common stock
($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	321	187,423	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	$321	$187,423	$-	$(60,134)	$127,610

The accompanying notes are an integral part of these consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1.	NATURE AND CONTINUANCE OF OPERATIONS

Nava Resources Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at June 30, 2008, the Company has accumulated losses of $60,134 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements are presented in accordance with generally accepted accounting principles in the United States (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is June 30.

b)	Principles of Consolidation

These financial statements include the accounts of the Company and Nava Resources, Canada. All intercompany balances and transactions are eliminated upon consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

d)	Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost, which approximates market value.

e)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of shareholders’ equity, whereas gains and losses arising from foreign currency translations are included in results of operations.

f)	Equipment

Amortization is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Amortization is computed using 45% per annum using the declining balance method.

g)	Mineral Property Interest

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with Emerging Issues Task Force 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has adopted FIN 48 (U.S.); the Company may have uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the Company has incurred losses since inception there would be known or anticipated exposure to penalties for income tax liability.

Inherent uncertainties arise over tax positions taken, with respect, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions. Management has not recognized any tax benefits related to these uncertainties.

Disclosure concerning certain carry-forward tax pools, temporary timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred tax income tax disclosures or reconciliations reported.

j)	Financial Instruments

The fair value of the financial instruments, which consists of cash and cash equivalents, receivables, accounts payable and amount due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At June 30, 2008, the Company does not have any items representing comprehensive loss.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

l)	Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation costs related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at June 30, 2008, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

m)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities –an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payments”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share- Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective April 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

m)	Recent Accounting Pronouncements (cont’d…)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

3.	EQUIPMENT

		Accumulated	Net Book	Net Book
	Cost	amortization	Value	Value
			June 30, 2008	June 30, 2007

Computer equipment	$1,318	$735	$583	$1,061

4.	MINERAL PROPERTY INTEREST

On August 28, 2007, the Company’s President, acquired certain mineral claims (the “Property”) located in the Victoria mining division of the Province of British Columbia, Canada at a cost of $255. On November 22, 2007, the President transferred the Property to Nava Resources Canada and was reimbursed by the Company. During the year ended June 30, 2008 the Company paid costs amounting to $7,926 (2007 - $Nil) of which $7,443 related to completing a geological report on the Property.

5.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2008, the Company paid $4,000 (June 30, 2007 - $12,000) to the President of the Company for consulting fees.

As at June 30, 2008 $3,069 (June 30, 2007 - $5,494) was due to a director and officer of the Company. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

5.	RELATED PARTY TRANSACTIONS (cont’d…)

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	CAPITAL STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock, with a par value of $0.00001.

On July 21, 2005, the Company issued 200,000 common shares to directors and officers at a price of $0.001 for proceeds of $200.

On February 28, 2007, the Company changed its par value from $0.001 to $0.00001. All share and per share information in these financial statements have been retroactively restated to reflect this change.

On March 1, 2007, the Company issued 39,800,000 common shares to directors and officers at a price of $0.00001 for proceeds of $398.

On March 4, 2007, the Company cancelled 18,000,000 common shares previously issued to directors and officers. These shares were returned back to the Company’s treasury.

On June 30, 2006, the Company received $14,000 as subscriptions towards a private placement of 93,333 shares of common stock at a price of $0.15 per share. On March 20, 2007, the Company issued 874,104 shares of common stock at a price of $0.15 per share for total proceeds of $131,116, of which $14,000 was received in fiscal 2006.

On April 18, 2007, the Company cancelled 11,000,000 common shares previously issued to directors and officers. These shares were returned back to the Company’s treasury.

On June 1, 2007, the Company issued 352,000 units at a price of $0.16 per unit for total proceeds of $56,320. Each unit consists of one common share and one share purchase warrant exercisable at $0.20 per share until June 1, 2009. No fair value was attributed to the share purchase warrants.

The Company has the following share purchase warrants outstanding:

June 30,	June 30,
2008	2007

352,000	352,000

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

7.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30 ,	June 30,
	2008	2007
Net loss before income taxes per financial statements	$(42,281)	$(16,103)
Income tax rate	35%	35%
Income tax recovery	(14,798)	(5,636)
Valuation allowance change	14,798	5,636
Provision for income taxes	$–	$–

The significant components of deferred income tax assets at June 30, 2008 and 2007 are as follows:

	June 30,	June 30,
	2008	2007
Net operating loss carryforward	$21,000	$6,200
Valuation allowance	(21,000)	(6,200)
Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended June 30, 2008 and 2007. At June 30, 2008, the Company has net operating loss carryforwards, which expire commencing in 2025, totaling approximately $60,000.

(b) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP. Chartered Accountant, Certified Public Accountants, P.C.
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

* Incorporated by reference to the registration statement on Form S-1, as filed by the Company with the Securities and Exchange Commission on May 1, 2008.

GLOSSARY OF GEOLOGICAL AND MINING TERMS

Certain terms used in this section and elsewhere in this prospectus are defined below.

Assessment	The amount of work, specified by provincial law, that must be performed each year in order to retain legal control of mining claims. An assessment report is a description of work performed, documented according to specific guidelines.

Exploration	The work involved in looking for an economically viable mineral deposit (see “ore”). This work involves a variety of techniques including prospecting, geological mapping, geochemical sampling and assaying, geophysical surveying, trenching and drilling.

Exploration Stage	A discrete activity or group of related activities performed at a specific point in an exploration program. Exploration programs typically proceed in stages as more information is obtained and the mineral potential becomes better understood. The nature of work performed varies with both the nature of the property and the level of knowledge that exists regarding the geology and mineral potential of the area. In areas or properties where little is known, mapping and geophysical and geochemical techniques are generally used to identify areas of particular interest which justify more detailed work. Drilling is ultimately undertaken to explore targets of particular interest.

Island Arc	An arcuate chain of islands in volcanically and seismically active zones at destructive plate margins.

Kuroko	A class of VMS deposit (see entry) formed in island arc environments. Named after mines on Honshu Island Japan. The main metals in Kuroko deposits, in decreasing order of abundance are iron-zinc-lead and copper with associated silver and gold values.

Mineral Deposit	A mass of naturally occurring mineral material; e.g., metal ores or nonmetallic minerals, usually of economic value, without regard to mode of origin. Mineral occurrence of sufficient size and grade that it might, under favorable circumstances, be considered to have economic potential.

Mineral Reserve	The economically mienable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Mineral Resource	A concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material, including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated and Measured categories.

MINFILE	A computerized mineral inventory system maintained by the BC Ministry of Energy Mines and Petroleum Resources. This represents a readily accessible information base for describing the nature and distribution of over 12,000 metallic, industrial mineral and coal occurrences within specific geological settings of British Columbia.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives. The term is generally but not always used to refer to metalliferous material, and is often modified by the names of the valuable constituent; e.g., iron ore.; ore mineral.

Polymetallic	A mineral deposit with substantial metal values of different metals, for example, copper, lead, zinc, silver and gold.

VMS	Volcanogenic Massive Sulphide. VMS deposits are associated with, and created by volcanic-associated hydrothermal events in submarine environments. Hence they occur within environments dominated by volcanic or volcanic-derived rocks. They typically occur as stratiform bodies within the enclosing host rocks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVA RESOURCES, INC.

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	September 24, 2008
Jag Sandhu	and Director

/s/ Don Blackadar	Director	September 24, 2008
Don Blackadar

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), certify that:

1.     I have reviewed this annual report on Form 10-K of the Company for the year ended June 30, 2008;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: September 24, 2008

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, Chief Financial Officer of Nava Resources, Inc., Inc. (the “Company”), certify that:

1.     I have reviewed this annual report on Form 10-K of the Company for the year ended June 30, 2008;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: September 24, 2008

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Annual Report on Form 10-K of the Company for the year ended June , 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 24, 2008

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.