Form 10-Q
period 2008-09-30
Nava Resources, Inc.
filed 2008-11-12
CIK 1428389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to _____

Commission File Number: 333-150582

NAVA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of incorporation or
organization)	(I.R.S. Employer Identification
No.)

104 - 2636 Montrose Avenue	V2S 3T6
Abbotsford, British Columbia, Canada	(Zip Code)
(Address of principal executive offices)

(604) 306-1950
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting	Smaller reporting company	[ X ]
company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).		Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,226,104 shares of common stock as of November 10, 2008.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information in order to encourage companies to provide prospective information about themselves without fear of litigation, so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. Except as otherwise required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
September 30, 2008
Index

Interim Consolidated Balance Sheets	5

Interim Consolidated Statements of Operations	6

Interim Consolidated Statements of Cash Flows	7

Interim Consolidated Statement of Stockholders’ Equity	8

Notes to the Interim Consolidated Financial Statements	9 - 10

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$121,767	$132,040
Receivables	399	1,142
Due from related party	12	-

Total current assets	122,178	133,182
Equipment	517	583

TOTAL ASSETS	$122,695	$133,765

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,647	$3,086
Due to related party	-	3,069

Total current liabilities	7,647	6,155

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (June 30, 2008 –
12,226,104)	321	321
Additional paid-in capital	187,423	187,423
Deficit accumulated during the exploration stage	(72,696)	(60,134)

Total stockholders’ equity	115,048	127,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,695	$133,765

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated
			from July 21,
	Three months	Three months	2005 (date of
	ended	ended	inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$66	$120	$800
Consulting	-	4,000	16,000
Exploration costs	5,028	-	12,954
Office and miscellaneous	131	37	5,200
Professional fees	7,897	549	45,059

Operating loss	(13,122)	(4,706)	(80,013)

Other item
Interest income	560	1,210	7,317

NET AND COMPREHENSIVE LOSS	$(12,562)	$(3,496)	$(72,696)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –
BASIC AND DILUTED	12,226,104	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
	Three months	Three months	2005 (date of
	ended	ended	inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,562)	$(3,496)	$(72,696)
Non-cash operating item:
Amortization	66	120	800

Changes in non-cash working capital items:
Receivables	743	-	(399)
Accounts payable and accrued liabilities	4,561	1,987	7,647
Due to (from) related party	(3,081)	(3,927)	(12)

Net cash provided by (used in) operating activities	(10,273)	(5,316)	(64,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,317)

Net cash used in investing activities	-	-	(1,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	187,744

Net cash provided by financing activities	-	-	187,744

Change in cash and cash equivalents	(10,273)	(5,316)	121,767

Cash and cash equivalents, beginning	132,040	188,929	-

Cash and cash equivalents, ending	$121,767	$183,613	$121,767

Supplemental disclosures with respect to cash flows:

Cash paid during the year for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
					Deficit
		Common			accumulated
	Common	shares –	Additional	Subscriptions	during the
	shares –	paid-in	paid-in	received in	exploration
	number	capital	capital	advance	stage	Total
July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	200	-	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)
Balance, June 30, 2006	200,000	200	-	14,000	(1,750)	12,450
March 1, 2007
Issuance of capital stock
($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock
($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock
($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)
Balance, June 30, 2007	12,226,104	321	187,423	-	(17,853)	169,891
Net loss	-	-	-	-	(42,281)	(42,281)
Balance, June 30, 2008	12,226,104	321	187,423	-	(60,134)	127,610
Net loss	-	-	-	-	(12,562)	(12,562)
Balance, September 30, 2008	12,226,104	$321	$187,423	$-	$(72,696)	$115,048

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
1.	NATURE AND CONTINUANCE OF OPERATIONS

Nava Resources Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at September 30, 2008, the Company has accumulated losses of $67,696 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	CHANGE IN ACCOUNTING POLICIES

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods - Expected Term ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective July 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2.	CHANGE IN ACCOUNTING POLICIES (cont’d…)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. We have adopted this new guidance effective July 1, 2008. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows. For nonfinancial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008 and we plan to adopt this guidance effective July 1, 2009. We are currently assessing the effect that this may have on our results of operations and consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards, which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159, for financial assets and financial liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted this new guidance effective July 1, 2008, there was no Impact to the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended September 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview of our Business

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

On August 28, 2007, Mr. Jag Sandhu, our President and Chief Executive Officer and a director, acquired two claims for a 637.39 hectare (approximately 1,575.03 acres) mineral concession on Vancouver Island, in the Province of British Columbia, Canada through British Columbia’s online staking service. These mineral claims are known as the North 1 and North 2 Claims. On November 22, 2007, Mr. Sandhu transferred the claims to Nava Canada using British Columbia’s Mineral Title Online web site. We intend to conduct exploratory activities with respect to the claims, and if viable mineral deposits are discovered, develop and extract such minerals. In addition, as funding permits, we may acquire additional properties of interest and either abandon our existing properties or enter into agreements to sell all or a portion of those properties.

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

Property and Claim Position

The North Claim site encompasses two adjoining mineral tenures which form one parcel. The North property is in the Victoria mining division of British Columbia and lies on the north shore of Cowichan lake in southern Vancouver Island about 30km west of the town of Duncan and 10km west of the town of Lake Cowichan.

Location of North Claims Near Cowichan

N1
N2
Cowichan lake
km

North 1 & 2 project
Nava Resources Canada Inc

Claim locale map

Base	MTO	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	G-2

10
MineStart

Lake

Regional Location North Property

VANCOUVER
VICTORIA
NANAIMO
DUNCAN
PARKSVILLE
LADYSMITH

North 1& 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	G-1

8
MineStart

16

Geology North of Cowichan Lake Including North Property

Sicker Group
5417000N
Cowichan lake
0
2
Youbou

- Island Plutonic
- Mount Hall Gabbro
- Karmutsen Formation
- Bonanza Group
- Fourth Lake
- Nanaimo Group

North project
Nava Resources Canada Inc

Geology map of project vicinity

Base	EMPR	Scale	Scale bar
Region	Cowichan	Rpt date	Dec 2007
MD.	Victoria	Plate	92

17

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

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Nava Resources Canada Inc. (“Nava Canada”) is a 100% owned subsidiary of Nava Resources Inc.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operations

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We have enough funds to complete our Phase One exploration program and possibly Phase Two depending on scope and costs.

1. Since the next anniversary date of the Claims is August 28, 2010 we will need to arrange exploration work worth approximately $2,500 or pay the Province of British Columbia $2,517.69 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

Results of Operations

The following table sets out our loss for the periods indicated:

			Accumulated
			from July 21,
	Three months	Three months	2005 (date of
	ended	ended	inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$66	$120	$800
Consulting	-	4,000	16,000
Exploration costs	5,028	-	12,954
Office and miscellaneous	131	37	5,200
Professional fees	7,897	549	45,059

Operating loss	(13,122)	(4,706)	(80,013)

Other item
Interest income	560	1,210	7,317

NET AND COMPREHENSIVE LOSS	$(12,562)	$(3,496)	$(72,696)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –
BASIC AND DILUTED	12,226,104	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to September 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2008 increased to $13,122 from $4,706 in the three months ended September 30, 2007, primarily as a result of an increase in our operations.

Mineral Property Costs

In the three months ended September 30, 2008, we incurred mineral property costs of $5,028, compared to mineral property costs of nil in the three months ended September 30, 2007. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2008 was $12,562, as compared to $3,496 in the three months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $121,767 and a working capital of $114,531. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in April 2009. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2008, the Company had accumulated losses of $72,696. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 2 to our financial statements for our quarter ended September 30, 2008, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Management report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

[ ]	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

[ ]

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

[ ]

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

1. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our financial statements for the quarter ended September 30, 2008 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $122,178 as of September 30, 2008 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of November 7, 2008, the Company had 12,578,104 shares of common stock outstanding, assuming the exercise of all 352,000 warrants. Accordingly, we may issue up to an additional 387,421,896 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22,
2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22,
2007*
21.1	Subsidiaries of Registrant
31.1	Rule 13a-14(a)/15d14(a) CEO Certification
31.2	Rule 13a-14(a)/15d14(a) CFO Certification
32.1	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

* Incorporated by reference to the registration statement on Form S-1, as filed by the Company with the Securities and Exchange Commission on May 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVA RESOURCES INC.

By:	"Jag Sandhu"
Jag Sandhu
President, Chief Executive Officer, and a director (Principal Executive Officer)
Date: November 7, 2008

By:	"Johnny Astorino"
Johnny Astorino
Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
Date: November 7, 2008

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), certify that:

1. I have reviewed this report on Form 10-Q of the Company for the quarterly period ended September 30, 2008;

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

Date: November 7, 2008

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, Chief Financial Officer of Nava Resources, Inc., Inc. (the “Company”), certify that:

1. I have reviewed this report on Form 10-Q of the Company for the quarterly period ended September 30, 2008;

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

Date: November 7, 2008

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Quarterly Report on Form 10-Q of the Company for the Quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2008

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