Form 10-Q
period 2008-12-31
Nava Resources, Inc.
filed 2009-02-13
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-150582

NAVA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 - 2636 Montrose Avenue	V2S 3T6
Abbotsford, British Columbia, Canada	(Zip Code)
(Address of principal executive offices)

(778) 218-9638
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,226,104 shares of common stock as of January 20, 2009.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2008

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
December 31, 2008

Index

Interim Consolidated Balance Sheets	5
Interim Consolidated Statements of Operations	6
Interim Consolidated Statements of Cash Flows	7
Interim Consolidated Statement of Stockholders’ Equity	8
Notes to the Interim Consolidated Financial Statements	9 - 10

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$113,252	$132,040
Receivables	347	1,142
Total current assets	113,599	133,182
Equipment	459	583

TOTAL ASSETS	$114,058	$133,765

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,794	$3,086
Due to related party	920	3,069

Total current liabilities	4,714	6,155

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (June 30, 2008 – 12,226,104)	321	321
Additional paid-in capital	187,423	187,423
Deficit accumulated during the exploration stage	(78,400)	(60,134)

Total stockholders’ equity	109,344	127,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,058	$133,765

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

					Accumulated
					from July 21,
	Three months	Three months	Six months	Six months	2005 (date of
	ended	ended	ended	ended	inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$58	$119	$124	$239	$858
Consulting	-	-	-	4,000	16,000
Exploration costs	(928)	7,698	4,100	7,698	12,026
Office and miscellaneous	292	253	423	290	5,492
Professional fees	6,688	1,055	14,585	1,604	51,747

Operating loss	(6,110)	(9,125)	(19,232)	(13,831)	(86,123)

Other item
Interest income	406	2,104	966	3,314	7,723

NET AND COMPREHENSIVE LOSS	$(5,704)	$(7,021)	$(18,266)	$(10,517)	$(78,400)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104	12,226,104	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

					Accumulated
					from July 21,
	Three months	Three months	Six months	Six months	2005 (date of
	ended	ended	ended	ended	inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,704)	$(7,021)	$(18,266)	$(10,517)	$(78,400)
Non-cash operating item:
Amortization	58	119	124	239	858

Changes in non-cash working capital items:
Receivables	51	(425)	795	(425)	(347)
Prepaids	-	(5,000)	-	(5,000)	-
Accounts payable and accrued liabilities	(3,852)	(15,995)	708	(14,008)	3,794
Due to (from) related party	932	(1,065)	(2,149)	(4,992)	920

Net cash provided by (used in) operating activities	(8,515)	(29,387)	(18,788)	(34,703)	(73,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	-	-	(1,318)

Net cash used in investing activities	-	-	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	-	-	187,745

Net cash provided by financing activities	-	-	-	-	187,745

Change in cash and cash equivalents	(8,515)	(29,387)	(18,788)	(34,703)	113,252

Cash and cash equivalents, beginning	121,767	183,613	132,040	188,929	-

Cash and cash equivalents, ending	$113,252	$154,226	$113,252	$154,226	$113,252

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
		Common			accumulated
	Common	shares –	Additional	Subscriptions	during the
	shares –	paid-in	paid-in	received in	exploration
	number	capital	capital	advance	stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005 Issuance of capital stock ($0.001/share)	200,000	200	-	-	-	200

June 30, 2006 Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	200	-	14,000	(1,750)	12,450

March 1, 2007 Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007 Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007 Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007 Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007 Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	321	187,423	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	321	187,423	-	(60,134)	127,610

Net loss	-	-	-	-	(18,266)	(18,266)

Balance, December 31, 2008	12,226,104	$321	$187,423	$-	$(78,400)	$109,344

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at December 31, 2008, the Company has accumulated losses of $78,400 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
DECEMBER 31, 2008

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended December 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended December 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

The North Claim is primarily underlain by felsic to intermediate volcanic and volcaniclastic rocks of the middle to upper Devonian Sicker Group (McLaughlin Ridge Formation), which is prospective for Kuroko-type massive sulphide deposits rich in copper, lead, zinc, gold and silver. Outcrop exposure in the area prospected was minimal due to overburden cover of bolder till with hardpan noted in some rock cuts. A total of 30 rock samples were taken for multi-element geochemical analysis. These samples were primarily float but several samples may have been from small outcrops visible in the road cut. All samples were of intermediate composition (andesite), ranging from fine to medium grained, and relatively massive in texture (weekly foliated in some cases), possibly representing intermediate tuffs with some intrusive equivalents. The 30 samples, representing float and limited sub-crop were taken and analyzed for a 37 element suite, including Cu-Pb-Zn-Ag-Au-As-Ba, which is indicative of polymetallic Kuroko-type deposits, the primary exploration target on the property.

Work performed, consisted of a prospecting traverse of about 5.5 kilometers, primarily within North 2, but overlapping into the southwest corner of North 1. This represents an area of about 62 ha, broadly prospected.

The area prospected is covered by an extensive layer of boulder till, best exposed locally along Youbou Road and in stream cuts. Outcrops in this area are probably minimal; none were located during the traverse. A total of 30 samples were taken for multi-element lithogeochemical analysis. These samples are from both sub-crop (along road cuts close to Youbou Road and drainage ways) and float. All samples are intermediate to possibly mafic in composition, weakly to moderately foliated, and fine to medium grained, probably representing a mix of fine pyroclastics and intrusive equivalents. Samples exhibited no visible signs of mineralization, veining or hydrothermal alteration.

Though not visibly mineralized, samples were analyzed geochemically for a multi-element suite (37 elements) in order to accrue a foundation of lithogeochemical data in anticipation of more detailed work, and to test for the presence of anomalous Cu-Pb-Zn-Ag-Au-Ba-As, potential pathfinders for Kuroko type environments.

Samples were sent to Acme Labs in Vancouver, crushed to 200 mesh, and processed by Aqua Regia digestion CCP-MS analysis. Gold was also determined by fire assay fusion by ICP-ES. No significant anomalies were identified in the pathfinder suite. However, the first three samples demonstrate a weakly anomalous Cu-Pb-Zn-Ag-As-Ba signature, which may be of interest.

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

Regional Location North Property

Geology North of Cowichan Lake Including North Property

Sicker Group
5417000N
Cowichan lake
Youbou

- Island Plutonic
- Mount Hall Gabbro
- Karmutsen Formation
- Bonanza Group
- Fourth Lake
- Nanaimo Group

North project
Nava Resources Canada Inc

Geology map of project vicinity

Base	EMPR	Scale	Scale bar
Region	Cowichan	Rpt date	Dec 2007
M.D.	Victoria	Plate	02

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

2.  We commenced the Phase One program starting in June 2008. Work performed consisted of a prospecting traverse of about 5.5 kilometers, primarily within North 2, but overlapping into the southwest corner of North 1. This represents an area of about 62 ha, broadly prospected. The area prospected is covered by an extensive layer of boulder till, best exposed locally along Youbou Road and in stream cuts. Outcrops in this area are probably minimal; none were located during the traverse. A total of 30 samples were taken for multi-element lithogeochemical analysis. These samples are from both sub-crop (along road cuts close to Youbou Road and drainage ways) and float. All samples are intermediate to possibly mafic in composition, weakly to moderately foliated, and fine to medium grained, probably representing a mix of fine pyroclastics and intrusive equivalents. Samples exhibited no visible signs of mineralization, veining or hydrothermal alteration.

Though not visibly mineralized samples were analyzed geochemically for a multi-element suite (37 elements) in order to accrue a foundation of lithogeochemical data in anticipation of more detailed work, and to test for the presence of anomalous Cu-Pb-Zn-Ag-Au-Ba-As, potential pathfinders for Kuroko type environments. Samples were sent to Acme Labs in Vancouver, crushed to 200 mesh, and processed by Aqua Regia digestion CCP-MS analysis. Gold was also determined by fire assay fusion by ICP-ES. No significant anomalies were identified in the pathfinder suite. However, the first three samples demonstrate a weakly anomalous Cu-Pb-Zn-Ag-As-Ba signature, which may be of interest.

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in April or May 2009. Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $100,000 to $150,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

5.  We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

The following table sets out our loss for the periods indicated:

					Accumulated
					from July 21,
	Three months	Three months	Six months	Six months	2005 (date of
	ended	ended	ended	ended	inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$58	$119	$124	$239	$858
Consulting	-	-	-	4,000	16,000
Exploration costs	(928)	7,698	4,100	7,698	12,026
Office and miscellaneous	292	253	423	290	5,492
Professional fees	6,688	1,055	14,585	1,604	51,747

Operating loss	(6,110)	(9,125)	(19,232)	(13,831)	(86,123)

Other item
Interest income	406	2,104	966	3,314	7,723

NET AND COMPREHENSIVE LOSS	$(5,704)	$(7,021)	$(18,266)	$(10,517)	$(78,400)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104	12,226,104	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to December 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended December 31, 2008 increased to $19,232 from $13,831 in the six months ended December 31, 2007, primarily as a result of an increase in our operations.

Mineral Property Costs

In the six months ended December 31, 2008, we incurred mineral property costs of $4,100, compared to mineral property costs of $7,698 in the six months ended December 31, 2007. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the six months ended December 31, 2008 was $18,266, as compared to $10,517 in the three months ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $113,252 and a working capital of $108,885. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in April 2009. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of December 31, 2008, the Company had accumulated losses of $78,400. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 2 to our financial statements for our quarter ended December 31, 2008, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our financial statements for the quarter ended December 31, 2008 were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $113,599 as of December 31, 2008 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Mr. Jag Sandhu, our President, Chief Executive Officer and a director, beneficially owns 65.4% of our outstanding common stock. The interests of Mr. Sandhu may not be, at all times, the same as that of our other shareholders. Since Mr. Sandhu is not simply a passive investor but is also an executive officer and director of the Company, his interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Sandhu exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of the Company’s Board of Directors. Also, Mr. Sandhu will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Nava with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Sandhu may also have the effect of delaying, deferring or preventing a change of control of Nava, which may be disadvantageous to minority shareholders.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of January 30, 2009, the Company had 12,578,104 shares of common stock outstanding, assuming the exercise of all 352,000 warrants. Accordingly, we may issue up to an additional 387,421,896 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant
31.	Rule 13a-14(a)/15d14(a) Certifications
32.	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

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
Date: February 3, 2009

By:	"Johnny Astorino"
Johnny Astorino
Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
Date: February 3, 2009

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), certify that:

1.     I have reviewed this report on Form 10-Q of the Company for the quarterly period ended December 31, 2008;

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

Date: February 3, 2009

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, Chief Financial Officer of Nava Resources, Inc., Inc. (the “Company”), certify that:

1.     I have reviewed this report on Form 10-Q of the Company for the quarterly period ended December 31, 2008;

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

Date: February 3, 2009

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Quarterly Report on Form 10-Q of the Company for the Quarter ended December 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 3, 2009

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