Form 10-Q
period 2009-03-31
Nava Resources, Inc.
filed 2009-05-14
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:      333-150582

NAVA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

104 - 2636 Montrose Avenue Abbotsford, British Columbia, Canada (Address of principal executive offices)	V2S 3T6 (Zip Code)

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,226,104 shares of common stock as of May 5, 2009.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

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

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to the following:

•	strategies, outlook and growth prospects;

•	future plans and potential for future growth;

•	liquidity, capital resources and capital expenditures;

•	growth in demand for our products;

•	economic outlook and industry trends;

•	developments of our markets;

•	the impact of regulatory initiatives; and

•	the strength of our competitors

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.

(An Exploration Stage Company)

March 31, 2009

Index

Interim Consolidated Balance Sheets	5

Interim Consolidated Statements of Operations	6

Interim Consolidated Statements of Cash Flows	7

Interim Consolidated Statement of Stockholders’ Equity	8

Notes to the Interim Consolidated Financial Statements	9 - 10

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$110,380	$132,040
Receivables	-	1,142
Total current assets	110,380	133,182
Equipment	409	583

TOTAL ASSETS	$110,789	$133,765

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,678	$3,086
Due to related party	920	3,069

Total current liabilities	4,598	6,155

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (June 30, 2008 – 12,226,104)	321	321
Additional paid-in capital	187,423	187,423
Deficit accumulated during the exploration stage	(81,553)	(60,134)

Total stockholders’ equity	106,191	127,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,789	$133,765

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

					Accumulated
					from July 21,
	Three months	Three months	Nine months	Nine months	2005 (date of
	ended	ended	ended	ended	inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$50	$119	$175	$358	$908
Consulting	-	-	-	4,000	16,000
Exploration costs	-	821	4,100	8,519	12,026
Office and miscellaneous	1,736	-	2,160	290	7,228
Professional fees	1,544	7,502	16,128	9,106	53,291

Operating loss	(3,330)	(8,442)	(22,563)	(22,273)	(89,453)

Other item
Interest income	177	-	1,144	3,314	7,900

NET AND COMPREHENSIVE LOSS	$(3,153)	$(8,442)	$(21,419)	$(18,959)	$(81,553)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OFSHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104	12,226,104	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

					Accumulated
					from July 21,
	Three months	Three months	Nine months	Nine months	2005 (date of
	ended	ended	ended	ended	inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,153)	$(8,442)	$(21,419)	$(18,959)	$(81,553)
Non-cash operating item:
Amortization	50	119	175	358	908

Changes in non-cash working capital items:
Receivables	347	(28)	1,142	(453)	-
Prepaids	-	-	-	(5,000)	-
Accounts payable and accrued liabilities	(116)	-	591	(14,008)	3,678
Due to (from) related party	-	-	(2,149)	(4,992)	920

Net cash provided by (used in) operating activities	(2,872)	(8,351)	(21,660)	(43,054)	(76,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	-	-	(1,318)

Net cash used in investing activities	-	-	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	-	-	187,745

Net cash provided by financing activities	-	-	-	-	187,745

Change in cash and cash equivalents	(2,872)	(8,351)	(21,660)	(43,054)	110,380

Cash and cash equivalents, beginning	113,252	154,226	132,040	188,929	-

Cash and cash equivalents, ending	$110,380	$145,875	$110,380	$145,875	$110,380

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
		Common			accumulated
	Common	shares –	Additional	Subscriptions	during the
	shares –	paid-in	paid-in	received in	exploration
	number	capital	capital	advance	stage	Total
July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	200	-	-	-	200

June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	200	-	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	321	187,423	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	321	187,423	-	(60,134)	127,610

Net loss	-	-	-	-	(21,419)	(21,419)

Balance, March 31, 2009	12,226,104	$321	$187,423	$-	$(81,553)	$106,191

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.

NATURE AND CONTINUANCE OF OPERATIONS

Nava Resources Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of natural resource properties. The Company has not yet determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at March 31, 2009, the Company has accumulated losses of $81,553 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. We have adopted this new guidance effective July 1, 2008. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows. For non financial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008 and we plan to adopt this guidance effective July 1, 2009. We are currently assessing the effect that this may have on our results of operations and consolidated financial position.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

2.

CHANGE IN ACCOUNTING POLICIES (cont’d…)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended March 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

Massive sulphide mineralization was first discovered in the Sicker Group with the Mount Sicker discoveries in the late 1800s.  Production was from one main ore body via three separate underground mines (Tyee, Lenora and Richard III), which operated for several years. These mines were subsequently amalgamated and re-operated as the Twin J mine from 1942 to 1952.  Production from the Tyee mine (1901 – 09) totaled 5,840,593 kilograms copper and 13,725,069 grams silver, and 762,553 grams gold from 152,668 tonnes mined.  The Buttle Lake mine, which has been in operation since 1966, currently produces approximately 1 million�cqui of ore per year.  Over the 39 years to 2005, the mine yielded 24 million cqui with an average grade of 1.8% copper, 5.0% zinc, 2g/T gold and 52g/T silver. The Lara deposit, discovered in the mid-1980s, contains a drill indicated resource of 528,839 tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T sliver and 4.73 g/T gold.

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

Regional Location North Property

VANCOUVER
VICTORIA
NANAIMO
DUNCAN
RICHMOND
BURNABY
SIDNEY
PARKSVILLE
QUALICUM BEACH
LADYSMITH
BELLINGHAM
FERNDALE
GIBSONS
SECHELT
WHITE ROCK
LANGLEY
NORTH VANCOUVER
WEST VANCOUVER
NEW WESTMINSTER
DELTA
PORT MOODY
PORT COQUITLAM
COQUITLAM
MAPLE RIDGE
PITT MEADOWS
NORTH COWICHAN
BLAINE
OAK BAY

North 1 & 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	G-1

9
MineStart

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

•  locating claims

•  posting claims

•  working claims

•  reporting work performed

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

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in June or July 2009.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $100,000 to $150,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

5. On April 16, 2009, we entered into a Strategic Alliance with Fremont Exploration, Inc., (“Fremont”) an Oklahoma City, Oklahoma based independent oil and gas exploration and production company.  The Strategic Alliance will expose Nava to several attractive investment opportunities and should allow Nava to accelerate its growth and value creation programs.  The initial transaction of the Strategic Alliance is Nava’s commitment to participate with Fremont in the exploitation of eight specific well defined production enhancement and/or redevelopment projects in Runnels County, Texas.  Runnels County, Texas is located on the Eastern Shelf of the Permian Basin in West Central Texas. The Permian Basin is one of the major oil producing regions of the United States. Nava and Fremont have executed a Letter of Intent covering the initial project.  It is the intent of both companies to close this transaction as soon as they can and to commence redevelopment activities immediately thereafter.  Nava’s working interest in these eight projects will be up to 40%. After completion of the initial eight projects, Nava will have the right but not the obligation to participate with Fremont in additional reserve and production growth projects in Runnels County, Texas.

6. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

The following table sets out our loss for the periods indicated:

					Accumulated
					from July 21,
	Three months	Three months	Nine months	Nine months	2005 (date of
	ended	ended	ended	ended	inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$50	$119	$175	$358	$908
Consulting	-	-	-	4,000	16,000
Exploration costs	-	821	4,100	8,519	12,026
Office and miscellaneous	1,736	-	2,160	290	7,228
Professional fees	1,544	7,502	16,128	9,106	53,291

Operating loss	(3,330)	(8,442)	(22,563)	(22,273)	(89,453)

Other item
Interest income	177	-	1,144	3,314	7,900

NET AND COMPREHENSIVE LOSS	$(3,153)	$(8,442)	$(21,419)	$(18,959)	$(81,553)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104	12,226,104	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to March 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended March 31, 2009 increased to $22,653  from $22,273 in the nine months ended March 31, 2008.

Mineral Property Costs

In the nine months ended March 31, 2009, we incurred mineral property costs of $4,100, compared to mineral property costs of $8,519 in the nine months ended March 31, 2008. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the nine months ended March 31, 2009 was $21,419, as compared to $18,959 in the nine months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash of $110,380 and a working capital of $105,782. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in June 2009. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of March 31, 2009, the Company had accumulated losses of $81,553. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 2 to our financial statements for our quarter ended March 31, 2009, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements for the quarter ended March 31, 2009 were prepared assuming that we will continue our operations as a going concern.  We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $110,380 as of March 31, 2009 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of May 5, 2009, the Company had 12,578,104 shares of common stock outstanding, assuming the exercise of all 352,000 warrants. Accordingly, we may issue up to an additional 387,421,896 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

•

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
              Date: May 11, 2009

By:        "Johnny Astorino"
              Johnny Astorino
              Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
              Date: May 11, 2009

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), certify that:

1.

I have reviewed this report on Form 10-Q of the Company for the quarterly period ended March 31, 2009;

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

Date: May 11, 2009

By: /s/ Jag Sandhu

Name: Jag Sandhu

Title: President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

 PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, Chief Financial Officer of Nava Resources, Inc., Inc. (the “Company”), certify that:

1.

I have reviewed this report on Form 10-Q of the Company for the quarterly period ended March 31, 2009;

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

Date: May 11, 2009

By: /s/ Johnny Astorino

Name: Johnny Astorino

Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Quarterly Report on Form 10-Q of the Company for the Quarter ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and  results of operations of the Company.

Dated:  May 11, 2009

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