Form 10-K
period 2009-06-30
Nava Resources, Inc.
filed 2009-09-16
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________.

Commission File Number: 333-150582

NAVA RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (IRS Employer Identification No.)

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

Accelerated filer [  ]

Non-accelerated filer   [  ]

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  [  ]  No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of September 10, 2009 was $380,092.

The number of shares outstanding of the registrant’s common stock as of September 10, 2009 was 12,226,104.

Documents Incorporated By Reference:

None

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

Our financial statements for the year ended June 30, 2009 were prepared assuming that we will continue our operations as a going concern.  We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $108,950 as of June 30, 2009 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Our common stock price is currently quoted on the OTC Bulletin Board under the symbol “NAVA”.  However, trading has been limited and sporadic and we can provide no assurance that the market for our common stock will be sustained.   We cannot guarantee that any stockholder will find a willing buyer for our common stock at any price, much less a price that will result in realizing a profit on an investment in our shares.  There may be limited opportunity for stockholders to liquidate any of their holdings in common stock of the Company.  Trading volume may be insignificant and stockholders may be forced to hold their investment in Company shares for an extended period of time.  The lack of liquidity may also cause stockholders to lose part or all of their investment in our common stock.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 10, 2009, the Company had 12,226,104 shares of common stock outstanding. Accordingly, we may issue up to an additional 387,773,896 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTC Bulletin Board was approved on July 18, 2008 under the symbol “NAVA”.  Prior to that date there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock.

Transfer Agent

The transfer agent and registrar for our common shares Nevada Agency and Trust Company.

Holders

As of September 10, 2009, the Company had 12,226,104 shares of our common stock issued and outstanding held by 48 holders of record.

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

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in April or May 2010.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $100,000 to $150,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in September 2010.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Accounting and Audit Plan

We intend to continue to have our Chief Financial Officer prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $1,300 to review our quarterly financial statements and approximately $6,000 to $8,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

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

Results of Operations

We have had no operating revenues since our inception on July 21, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2009 we have raised a total of $187,744 from private offerings of our common stock.

For the year ended June 30, 2009 we incurred expenses in the amount of $31,633, an decrease of approximately 33.3% as compared to expenses of $47,435 in the year ended June 30, 2008.  Professional fees decreased from $32,443 in the year ended June 30, 2008 to $24,998 in the year ended June 30, 2009.  In addition, in the year ended June 30, 2009 we incurred exploration costs in the amount of $4,100, as compared to exploration costs in the amount of 7,926 in the year ended June 30, 2008, as a result of the continuing work of Phase One of our exploration plan.

Our expenses were partially offset by a decrease in interest income, from $5,154 in the year ended June 30, 2008 to $1,245 in the year ended June 30, 2009, the interest income decreased as a result of the lower interest rates paid by the Banks.

In the year ended June 30, 2009 we incurred a net loss of $30,388, as compared to a net loss of $42,281 in the year ended June 30, 2008.  For the period from July 21, 2005 (inception) to June 30, 2009, we have an accumulated loss of $90,521.

Liquidity and Capital resources

At June 30, 2009, we had cash and cash equivalents in the amount of $108,629, a decrease of approximately 17.8% as compared to cash and cash equivalents in the amount of $132,040 on June 30, 2008. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in May 2010. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2009, the Company had accumulated losses of $90,521. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Item 9B.  Other Information

None.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The Directors and Officers currently serving our Company is as follows:

Name	Age	Positions and Offices
Jag Sandhu	41	President, Chief Executive Officer and Director
Johnny Astorino	44	Chief Financial Officer
Don Blackadar	56	Director

The business address of each our officers and directors is c/o Nava Resources, Inc., Suite 104 – 2636 Montrose Avenue, Abbotsford, B.C., Canada V2S 3T6.

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

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP Payouts ($)
Jag Sandhu President, CEO(1)	2009 2008 2007	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $4,000(3) $12,000
Johnny Astorino Chief Financial Officer (2)	2009 2008 2007	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

[1] Appointed President on July 22, 2005, appointed CEO on July 22, 2006

[2] Appointed Chief Financial Officer October 15, 2005.

[3] Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From Inception (July 21, 2005) to June 30, 2009, we recognized a total of $16,000 for his services.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on July 21, 2005.  Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior natural resource exploration companies.

Employment Agreements

We are not presently a party to any employment or consulting agreement.  This is consistent with the practice of many early stage junior natural resource companies, as cash resources must be conserved for exploration related activities and mineral property costs.  We will review the requirement for employment agreements upon our operations increasing in significance.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 10, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,226,104 shares of our common stock issued and outstanding as of September 10, 2009. We do not have any outstanding options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 104-2636 Montrose Avenue, Abbotsford, B.C., Canada V2S 3T6.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior to This Offering
Common Stock:	Jag Sandhu President, Chief Executive Officer and Director	8,000,000	65.4%
Common Stock:	Amarjit Sandhu (1)	2,000,000	16.4%
Common Stock:	Johnny Astorino Chief Financial Officer	1,000,000	8.2%
Common Stock:	Don Blackadar Director	3,340	Less than 1%
All executive officers and directors as a group (3 persons)		11,003,340	90%

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

Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From inception on July 21, 2005 to June 30, 2009, we recognized a total of $16,000 for his services.

At June 30, 2009, the Company was indebted to the President, Director and Officer in the amount of $920 for reimbursement of expenses paid on behalf of the Company.

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

Item 14.  Principal Accounting Fees and Services

Mackay LLP is our registered independent auditor. For the fiscal year ended June 30, 2008 it was Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants. Their fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2009 (Mackay)	Fiscal year ending June 30, 2008 (Dale)
Audit Fees	$10,000	$8,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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

NAVA RESOURCES, INC.

(An Exploration Stage Company)

June 30, 2009

CHARTERED ACCOUNTANTS MacKay LLP	1100-1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKayLLP.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nava Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Nava Resources, Inc. (an exploration stage company) as of June 30, 2009, and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nava Resources, Inc., for the period from inception on July 21, 2005 through June 30, 2008 were audited by other auditors whose report, dated September 15, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of June 30, 2008 reflect an accumulated deficit of $60,134.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2009, and the results of its operations and its cash flows for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“MacKay LLP”
September 10, 2009	CHARTERED ACCOUNTANTS

NAVA RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS

Current
Cash and cash equivalents	$108,629	$132,040

Receivables	-	1,142

Total current assets	108,629	133,182
Equipment (Note 3)	321	583

TOTAL ASSETS	$108,950	$133,765

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,808	$3,086
Due to related parties (Note 5)	920	3,069

Total current liabilities	11,728	6,155

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 7)
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (June 30, 2008 – 12,226,104)	123	123
Additional paid-in capital	187,621	187,621
Deficit accumulated during the exploration stage	(90,522)	(60,134)

Total stockholders’ equity	97,222	127,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,950	$133,765

The accompanying notes are an integral part of these consolidated financial statements.

On Behalf of the Board:

“Jag Sandhu”           Director

“Don Blackadar”    Director

NAVA RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated
			from July 21,
			2005 (date of
	Year ended	Year ended	inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

EXPENSES
Amortization	$262	$477	$996
Consulting (Note 5)	-	4,000	16,000
Exploration costs (Note 4)	4,100	7,926	12,026
Office and miscellaneous	2,273	2,589	7,342
Professional fees	24,998	32,443	62,160

Operating loss	(31,633)	(47,435)	(98,524)

Other item
Interest income	1,245	5,154	8,002

NET LOSS AND COMPREHENSIVE LOSS	$(30,388)	$(42,281)	$(90,522)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
			2005 (date of
	Year ended	Year ended	inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,388)	$(42,281)	$(90,522)
Non-cash operating item:
Amortization	262	477	996

Changes in non-cash working capital items:
Receivables	1,142	(1,139)	-
Accounts payable and accrued liabilities	7,722	(11,521)	10,808
Due to related party	(2,149)	(2,425)	920

Net cash provided by (used in) operating activities	(23,411)	(56,889)	(77,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activities	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	187,745

Net cash provided by financing activities	-	-	187,745

Change in cash and cash equivalents	(23,411)	(56,889)	108,629

Cash and cash equivalents, beginning	132,040	188,929	-

Cash and cash equivalents, ending	$108,629	$132,040	$108,629

Supplemental disclosures with respect to cash flows:

Cash paid during the year for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deficit
		Common			accumulated
	Common	shares –	Additional	Subscriptions	during the
	shares –	paid-in	paid-in	received in	exploration
	number	capital	capital	advance	stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200

June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock
($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007
Cancellation of capital stock
($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007
Cancellation of capital stock
($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-		(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	$123	$187,621	$-	$(90,522)	$97,222

The accompanying notes are an integral part of these consolidated financial statements

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at June 30, 2009, the Company has accumulated losses of $90,522 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  These factors, among others, raise substantial doubt the Company’s ability to continue as a going concern.  Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

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

JUNE 30, 2009

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

The cumulative translation adjustment, if any, on translation to the reporting currency is reported as a separate component of shareholders’ equity, whereas gains and losses arising from foreign currency transactions are included in results of operations.

f)

Equipment

Amortization is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Amortization is computed at 45% per annum using the declining balance method.

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

h)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  There were no dilutive instruments outstanding at June 30, 2009.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

i)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute a tax asset for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.

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

j)

Financial Instruments

The fair value of the financial instruments, which consist of cash and cash equivalents, receivables, accounts payable and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At June 30, 2009, the Company does not have any items representing comprehensive loss.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

l)

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation costs related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at June 30, 2009, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods - Expected Term ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. The Company adopted SAB 110 effective July 1, 2008 and continues to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

JUNE 30, 2009

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

m)

Recent Accounting Pronouncements (cont’d…)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value                     Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. We have adopted this new guidance effective July 1, 2008. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows. For nonfinancial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008 and we plan to adopt this guidance effective July 1, 2009. The Company is currently assessing the effect that this may have on our results of operations and consolidated financial position.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

3.

EQUIPMENT

		Accumulated	Net Book Value	Net Book Value
	Cost	amortization	June 30, 2009	June 30, 2008

Computer equipment	$1,318	$997	$321	$583

4.

MINERAL PROPERTY INTEREST

On August 28, 2007, the Company’s President acquired certain mineral claims (the “Property”) located in the Victoria mining division of the Province of British Columbia, Canada at a cost of $255.  On November 22, 2007, the President transferred the Property to Nava Resources Canada and was reimbursed by the Company. For the year ended June 30, 2008 the Company paid costs amounting to $7,926 (2007 - $Nil) of which $7,443 related to completing a geological report on the Property. During the year ended June 30, 2009, the Company paid costs amounting to $4,100.

5.

RELATED PARTY TRANSACTIONS

During the year ended June 30, 2009, the Company paid $nil (June 30, 2008 - $4,000) to the President of the Company for consulting fees.

As at June 30, 2009 $920 (June 30, 2008 - $3,069) was due to a director and officer of the Company. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.

LETTER OF INTENT WITH FREMONT EXPLORATION INC.

On April 16, 2009, The Company entered into a Strategic Alliance with Fremont Exploration, Inc., (“Fremont”) an Oklahoma City, Oklahoma based independent oil and gas exploration and production company.  The initial transaction of the Strategic Alliance is the Company’s commitment to participate with Fremont in the exploitation of up to eight specific well defined production enhancement and/or redevelopment projects in Runnels County, Texas.  Runnels County, Texas is located on the Eastern Shelf of the Permian Basin in West Central Texas.

Nava’s working interest in these projects will be up to 40%. After completion of the initial projects, Nava will have the right but not the obligation to participate with Fremont in additional reserve and production growth projects in Runnels County, Texas.

The Company is currently in the process of raising capital in order to implement the LOI.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

7.

CAPITAL STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock, with a par value of $0.00001.

On July 21, 2005, the Company issued 200,000 common shares to directors and officers at a price of $0.00001 for proceeds of $200.

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

The Company has the following share purchase warrants outstanding:

June 30, 2009	June 30, 2008

-	352,000

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

8.

INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30 ,	June 30,
	2009	2008
Net loss before income taxes per financial statements	$(30,388)	$(42,281)
Income tax rate	35%	35%
Income tax recovery	(10,600)	(14,800)
Valuation allowance change	10,600	14,800
Provision for income taxes	$–	$–

The significant components of deferred income tax assets at June 30, 2009 and 2008 are as follows:

	June 30,	June 30,
	2009	2008
Net operating loss carryforward	$31,600	$21,000
Valuation allowance	(31,600)	(21,000)
Net deferred income tax asset	$–	$–

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended June 30, 2009 and 2008. At June 30, 2009, the Company has net operating loss carryforwards, which expire commencing in 2025, totaling approximately $90,000.

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

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	September 10, 2009
Jag Sandhu	and Director

/s/ Don Blackadar	Director	September 10, 2009
Don Blackadar

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-K of the Company for the year ended June 30, 2009;

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

Date: September 10, 2009

By: /s/ Jag Sandhu

Name: Jag Sandhu

Title: President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

 PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, Chief Financial Officer of Nava Resources, Inc., Inc. (the “Company”), certify that:

1.

I have reviewed this annual report on Form 10-K of the Company for the year ended June 30, 2009;

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

Date: September 10, 2009

By: /s/ Johnny Astorino

Name: Johnny Astorino

Title: Chief Financial Officer

(Principal Financial and Accounting

Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Annual Report on Form 10-K of the Company for the year ended June , 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and  results of operations of the Company.

Dated:  September 10, 2009

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