Form 10-Q
period 2009-09-30
Nava Resources, Inc.
filed 2009-11-13
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

778-218-9638 (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,226,104 shares of common stock as of November 10, 2009.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.

(An Exploration Stage Company)

September 30, 2009

Index

Interim Consolidated Balance Sheets	F–5

Interim Consolidated Statements of Operations	F–6

Interim Consolidated Statements of Cash Flows	F–7

Interim Consolidated Statement of Stockholders’ Equity	F–8

Notes to the Interim Consolidated Financial Statements	F–9 - F–10

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	June 30, 2009

ASSETS

Current
Cash and cash equivalents	$105,714	$108,629

Total current assets	105,714	108,629
Equipment	285	321

TOTAL ASSETS	$105,999	$108,950

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,305	$10,808
Due to related party	920	920

Total current liabilities	12,225	11,728

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock
400,000,000 common shares authorized, $0.00001 par value
12,226,104 common shares issued and outstanding (September 30, 2009)	123	123
Additional paid-in capital	187,621	187,621
Deficit accumulated during the exploration stage	(93,970)	(90,522)

Total stockholders’ equity	93,774	97,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,999	$108,950

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2009 (Unaudited)	Three months ended September 30, 2008 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2009 (Unaudited)

EXPENSES
Amortization	$36	$66	$1,032
Consulting	-	-	16,000
Exploration costs	-	5,028	12,026
Office and miscellaneous	637	131	7,979
Professional fees	2,828	7,897	64,988

Operating loss	(3,501)	(13,122)	(102,025)

Other item
Interest income	53	560	8,055

NET AND COMPREHENSIVE LOSS	$(3,448)	$(12,562)	$(93,970)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2009 (Unaudited)	Three months ended September 30, 2008 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2009 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,448)	$(12,562)	$(93,970)
Non-cash operating item:
Amortization	36	66	1,032

Changes in non-cash working capital items:
Receivables	-	743	-
Accounts payable and accrued liabilities	497	4,561	11,305
Due to (from) related party	-	(3,081)	920

Net cash provided by (used in) operating activities	(2,915)	(10,273)	(80,713)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,317)

Net cash used in investing activity	-	-	(1,317)

CASH FLOWS FROM FINANCING ACTIVITY
Issuance of capital stock	-	-	187,744

Net cash provided by financing activity	-	-	187,744

Change in cash and cash equivalents	(2,915)	(10,273)	105,714

Cash and cash equivalents, beginning	108,629	132,040	-

Cash and cash equivalents, ending	$105,714	$121,767	$105,714

Supplemental disclosures with respect to cash flows:

Cash paid during the year for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200

June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	(127,610)

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

Net loss	-	-	-		(3,448)	(3,448)
Balance, September 30, 2009	12,226,104	$123	$187,621	$-	$(93,970)	$(93,774)

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at September 30, 2009, the Company has accumulated losses of $93,970 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.

BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

3.

CHANGE IN ACCOUNTING POLICIES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. We have adopted this new guidance effective July 1, 2008. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows. For nonfinancial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have adopted this new guidance effective July 1, 2009. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

NAVA RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

3.

CHANGE IN ACCOUNTING POLICIES (cont’d…)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of subsequent events. The adoption of SFAS 165 has not had any impact on the Company’s financial position, results of operations, or cash flows.

4.

SUBSEQUENT EVENT

On October 26, 2009, the Board of Directors of the Company adopted the Nava Resources, Inc. 2009 Stock Incentive Plan (the “Stock Plan”) and reserved 10,000,000 shares to be issued under the Stock Plan.

The Company has evaluated subsequent events from the balance sheet date through November 2, 2009 and has determined that there are no other events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended September 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

Geology North of Cowichan Lake Including North Property

Sicker Group
Cowichan lake
Youbou

- Island Plutonic
- Mount Hall Gabbro
- Karmutsen formation
- Bonanza Group
- Fourth Lake
- Nanaimo Group

North project
Nava Resources Canada Inc

Geology map of project vicinity

Base	EMPR	Scale	Scale bar
Region	Cowichan	Rpt date	Dec 2007
M.D.	Victoria	Plate	9-2

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

·  locating claims

·  posting claims

·  working claims

·  reporting work performed

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

6. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended September 30, 2009 (Unaudited)	Three months ended September 30, 2008 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2009 (Unaudited)

EXPENSES
Amortization	$36	$66	$1,032
Consulting	-	-	16,000
Exploration costs	-	5,028	12,026
Office and miscellaneous	637	131	7,979
Professional fees	2,828	7,897	64,988

Operating loss	(3,501)	(13,122)	(102,025)

Other item
Interest income	53	560	8,055

NET AND COMPREHENSIVE LOSS	$(3,448)	$(12,562)	$(93,970)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,226,104	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to September 30, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2009 decreased to $3,501 from $13,122 in the three months ended September 30, 2008, primarily as a result of reduction in exploration costs.

Mineral Property Costs

In the three months ended September 30, 2009, we incurred nil mineral property costs compared to mineral property costs of $5,028 in the three months ended September 30, 2008. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2009 was $3,448, as compared to $12,562 in the three months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash of $105,714 and a working capital of $93,489. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in May 2010. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2009, the Company had accumulated losses of $93,970. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended September 30, 2009, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On October 26, 2009, the Board of Directors of the Company adopted the Nava Resources, Inc. 2009  Stock Incentive Plan (the “Stock Plan”) and reserved 10,000,000 shares to be issued under the Stock Plan.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.0	Stock Plan
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant
31.	Rule 13a-14(a)/15d14(a) Certifications
32.	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

* Incorporated by reference to the registration statement on Form S-1, as filed by the Company with the Securities and Exchange Commission on May 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVA RESOURCES INC.

By:        /s/ Jag Sandhu
              Jag Sandhu
              President, Chief Executive Officer, and a director (Principal Executive Officer)
              Date: November 10, 2009

By:       /s/ Johnny Astorino
              Johnny Astorino
              Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
              Date: November 10, 2009

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, certify that:

1.

I have reviewed this report on Form 10-Q of the Company for the quarterly period ended September 30, 2009;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the regsitrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the rregistrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 10, 2009

By: /s/ Jag Sandhu

Name: Jag Sandhu

Title: President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino,  certify that:

1.

I have reviewed this report on Form 10-Q of the Company for the quarterly period ended September 30, 2009;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 10, 2009

By: /s/ Johnny Astorino

Name: Johnny Astorino

Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, President and Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Quarterly Report on Form 10-Q of the Company for the Quarter ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and  results of operations of the Company.

Dated:  November 10, 2009

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