Form 10-Q
period 2009-12-31
Nava Resources, Inc.
filed 2010-02-11
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,263,604 shares of common stock as of February 8, 2010.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
December 31, 2009

Index

Interim Consolidated Balance Sheets	F–5
Interim Consolidated Statements of Operations	F–6
Interim Consolidated Statements of Cash Flows	F–7
Interim Consolidated Statement of Stockholders’ Equity	F–8
Notes to the Interim Consolidated Financial Statements	F–9 - F–11

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$95,834	$108,629

Total current assets	95,834	108,629
Equipment	252	321

TOTAL ASSETS	$96,086	$108,950

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,230	$10,808
Due to related party	920	920

Total current liabilities	7,150	11,728

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,263,604 common shares issued and outstanding (June 30, 2009 – 12,226,104)	123	123
Additional paid-in capital	189,395	187,621
Share subscription receivable	(125)	-
Deficit accumulated during the exploration stage	(100,457)	(90,522)

Total stockholders’ equity	88,936	97,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,086	$108,950

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	Accumulated from July 21, 2005 (date of inception) to December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$33	$58	$69	$124	$1,065
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	1,399	-	1,399	-	1,399
Exploration costs	-	(928)	-	4,100	12,026
Office and miscellaneous	59	292	696	423	8,038
Professional fees	5,012	6,688	7,840	14,585	70,000

Operating loss	(6,503)	(6,110)	(10,004)	(19,232)	(108,528)

Other item
Interest income	16	406	69	966	8,071

NET AND COMPREHENSIVE LOSS	$(6,487)	$(5,704)	$(9,935)	$(18,266)	$(100,457)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,238,604	12,226,104	12,232,354	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2009	Six months ended December 31, 2008	Accumulated from July 21, 2005 (date of inception) to December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,935)	$(18,266)	$(100,457)
Non-cash operating item:
Amortization	69	124	1,065
Consulting – stock based compensation	1,399	-	1,399

Changes in non-cash working capital items:
Receivables	-	795	-
Accounts payable and accrued liabilities	(4,578)	708	6,230

Net cash provided by (used in) operating activities	(13,045)	(16,639)	(91,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activities	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	250	-	187,995
Due to (from) related party	-	(2,149)	920

Net cash provided by financing activities	250	(2,149)	188,915

Change in cash and cash equivalents	(12,795)	(18,788)	95,834

Cash and cash equivalents, beginning	108,629	132,040	-

Cash and cash equivalents, ending	$95,834	$113,252	$95,834

Cash and cash equivalents composed of:

Cash on deposit	$4,041	$11,807	$4,041
Term deposit	91,793	101,445	91,793

	$95,834	$113,252	$95,834

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions receivable	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-	$-

July 21, 2005

Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	-	200

June 30, 2006
Subscriptions received	-	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	-	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	-	398

March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	-	(180)

March 20, 2007
Issuance of capital stock ($0.15/share)	874,104	9	131,107	-	(14,000)	-	117,116

April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	-	56,320

Net loss	-	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	-	(17,853)	169,891

Net loss	-	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	-	(60,134)	127,610

Net loss	-	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	1,774	(125)	-	-	1,649

Net loss	-	-	-	-	-	(9,935)	(9,935)

Balance, December 31, 2009	12,263,604	$123	$189,395	$(125)	$-	$(100,457)	$88,936

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at December 31, 2009, the Company has accumulated losses of $100,457 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3.	CHANGE IN ACCOUNTING POLICIES (cont’d…)

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

4.	STOCKHOLDERS’ EQUITY

Stock Options

The Company has adopted a Stock Incentive Plan (the “Plan”). The essential elements of the Plan provide that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The Options granted under the Plan shall have a maximum term of five years.

During the current period, the Company granted 125,000 stock options to its consultants at an exercise price of $0.01, expiring between November 17, 2014 and November 28, 2014.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4.	STOCKHOLDERS’ EQUITY (cont’d…)

The fair value of the options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected annual volatility	126.69%
Risk free interest rate	2.55%
Expected life	5 years
Expected dividend yield	0%
Exercise price	$ 0.01
Closing price on the date of grant	$ 0.04

The fair value of the stock options granted during the period is $4,664. The stock options vest between 25% and 50% every six months from the date of the grant. The fair value of the stock options vested during the period is $1,399.

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable

November 17, 2014	$ 0.01	75,000	-
November 28, 2014	$ 0.01	12,500	-
		87,500	-

A summary of the status of the Company’s stock options as of December 31, 2009 and changes during the period are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2009	-	$-
Granted	125,000	0.01
Exercised	(37,500)	(0. 01)
Options outstanding, December 31, 2009	87,500	$0.01

5.	SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through February 1, 2010 and has determined that there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended December 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended December 31, 2009 and 2008.The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

On June 1, 2007, we accepted subscriptions for 352,000 units from 10 investors. The units were sold at a purchase price of $0.16 per unit, amounting in the aggregate to $56,320. Each unit was comprised of one share of our common stock and one warrant. Each warrant entitles the warrant holder to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expired unexercised on June 1, 2009. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On November 29, 2009 we issued 37,500 shares at $0.01 for exercise of stock options.

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

1.   Since the next anniversary date of the Claims is August 28, 2010 we will need to arrange exploration work worth approximately $2,500 or pay the Province of British Columbia $2,518 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

3.   We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in April or May 2010. Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $25,000 to $75,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

6.   We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	Accumulated from July 21, 2005 (date of inception) to December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$33	$58	$69	$124	$1,065
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	1,399	-	1,399	-	1,399
Exploration costs	-	(928)	-	4,100	12,026
Office and miscellaneous	59	292	696	423	8,038
Professional fees	5,012	6,688	7,840	14,585	70,000

Operating loss	(6,503)	(6,110)	(10,004)	(19,232)	(108,528)

Other item
Interest income	16	406	69	966	8,071

NET AND COMPREHENSIVE LOSS	$(6,487)	$(5,704)	$(9,935)	$(18,266)	$(100,457)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,238,604	12,226,104	12,232,354	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to December 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended December 31, 2009 decreased to $10,004 from $19,232 in the six months ended December 31, 2008, primarily as a result of reduction in exploration costs and professional fees.

Mineral Property Costs

In the Six months ended December 31, 2009, we incurred nil mineral property costs compared to mineral property costs of $4,100 in the six months ended December 31, 2008. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the six months ended December 31, 2009 was $9,935 as compared to $18,266 in the six months ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $95,834 and a working capital of $88,684. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in May 2010. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of December 31, 2009, the Company had accumulated losses of $100,457. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended December 31, 2009, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on September 16, 2009.

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
Date: February 8, 2010

By:	/s/ Johnny Astorino
Johnny Astorino
Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
Date: February 8, 2010

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jag Sandhu, certify that:

1.        I have reviewed this report on Form 10-Q of the Company for the quarterly period ended December 31, 2009;

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

Date: February 8, 2010

By: /s/ Jag Sandhu
Name: Jag Sandhu
Title: President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Johnny Astorino, certify that:

1.        I have reviewed this report on Form 10-Q of the Company for the quarterly period ended December 31, 2009;

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

Date: February 8, 2010

By: /s/ Johnny Astorino
Name: Johnny Astorino
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Jag Sandhu, President and Chief Executive Officer and a Director of Nava Resources, Inc. (the “Company”), and Johnny Astorino, Chief Financial Officer of the Company, certify, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge, the Quarterly Report on Form 10-Q of the Company for the Quarter ended December 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 8, 2010

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