Form 10-Q
period 2010-03-31
Nava Resources, Inc.
filed 2010-05-14
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53565

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,263,604 shares of common stock as of May 6, 2010.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
March 31, 2010

Index

Interim Consolidated Balance Sheets	F–4

Interim Consolidated Statements of Operations	F–5

Interim Consolidated Statements of Cash Flows	F–6

Interim Consolidated Statement of Stockholders’ Equity	F–7

Notes to the Interim Consolidated Financial Statements	F–8 - F–11

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009

ASSETS

Current
Cash and cash equivalents	$ 91,200	$ 108,629

Total current assets	91,200	108,629
Equipment	224	321

TOTAL ASSETS	$ 91,424	$ 108,950

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 3,922	$ 10,808
Due to related party	920	920

Total current liabilities	4,842	11,728

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,263,604 common shares issued and outstanding (June 30, 2009 – 12,226,104)	123	123
Additional paid-in capital	189,395	187,621
Deficit accumulated during the exploration stage	(102,936)	(90,522)

Total stockholders’ equity	86,582	97,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 91,424	$ 108,950

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010 (Unaudited)	Three months ended March 31, 2009 (Unaudited)	Nine months ended March 31, 2010 (Unaudited)	Nine months ended March 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2010 (Unaudited)

EXPENSES
Amortization	$ 28	$ 50	$ 97	$ 175	$ 1,093
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	1,399	-	1,399
Exploration costs	-	-	-	4,100	12,026
Office and miscellaneous	74	1,736	770	2,160	8,112
Professional fees	2,387	1,544	10,227	16,128	72,387

Operating loss	(2,489)	(3,330)	(12,493)	(22,563)	(111,017)

Other item
Interest income	10	177	79	1,144	8,081

NET AND COMPREHENSIVE LOSS	$ (2,479)	$ (3,153)	$ (12,414)	$ (21,419)	$ (102,936)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,263,604	12,226,104	12,242,771	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2010 (Unaudited)	Nine months ended March 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2010 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,414)	$ (21,419)	$ (102,936)
Non-cash operating items:
Amortization	97	175	1,093
Consulting – stock based compensation	1,399	-	-

Changes in non-cash working capital items:
Receivables	-	1,142	-
Accounts payable and accrued liabilities	(6,886)	591	3,922

Net cash used in operating activities	(17,804)	(19,511)	(97,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,317)

Net cash used in investing activities	-	-	(1,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	375	-	189,518
Due to (from) related party	-	(2,149)	920

Net cash provided by financing activities	375	(2,149)	190,438

Change in cash and cash equivalents	(17,429)	(21,660)	91,200

Cash and cash equivalents, beginning	108,629	132,040	-

Cash and cash equivalents, ending	$ 91,200	$ 110,380	$ 91,200

Cash and cash equivalents composed of:

Cash on deposit	$ 9,397	$ 8,759	$ 9,397
Term deposit	81,803	101,621	81,803

	$ 91,200	$ 110,380	$ 91,200

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$ -	$ -	$ -	$ -	$ -

July 21, 2005 Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200

June 30, 2006 Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007 Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007 Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007 Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007 Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007 Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009 Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	1,774	-	-	1,774

Net loss	-	-	-	-	(12,414)	(12,414)

Balance, March 31, 2010	12,263,604	$ 123	$ 189,395	$ -	$ (102,936)	$ 86,582

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at March 31, 2010, the Company has accumulated losses of $102,936 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

3.	CHANGE IN ACCOUNTING POLICIES

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (ASC topic 820). It establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. It also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and nonfinancial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have adopted this new guidance effective July 1, 2009. Adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3.	CHANGE IN ACCOUNTING POLICIES (cont’d…)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51” (ASC Topic 810).  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (ASC Topic 815).  It is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (ASC Topic 805).  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this new guidance effective July 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC Topic 855).  It establishes general standards of accounting for and disclosure of subsequent events. The adoption of the standards has not had any impact on the Company’s financial position, results of operations, or cash flows.

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3.	CHANGE IN ACCOUNTING POLICIES (cont’d…)

Statement of Financial Accounting Standards (“SFAS”) No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The fair value of the options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected annual volatility	126.69%
Risk free interest rate	2.55%
Expected life	5 years
Expected dividend yield	0%
Exercise price	$0.01
Closing price on the date of grant	$0.04

The fair value of the stock options granted during the period is $4,664. The stock options vest between 25% and 50% every six months from the date of the grant. The fair value of the stock options vested during the period is $1,399.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	STOCKHOLDERS’ EQUITY (cont’d…)

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable

November 17, 2014	$0.01	75,000	-
November 28, 2014	$0.01	12,500	-
		87,500	-

A summary of the status of the Company’s stock options as of March 31, 2010 and changes during the period are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2009	-	$ -
Granted	125,000	0.01
Exercised	(37,500)	(0. 01)
Options outstanding, March 31, 2010	87,500	$ 0.01

5.	SUBSEQUENT EVENT

The Company has evaluated subsequent events and has determined that there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended March 31, 2010 and 2009.The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

The North Claim is primarily underlain by felsic to intermediate volcanic and volcaniclastic rocks of the middle to upper Devonian Sicker Group (McLaughlin Ridge Formation), which is prospective for Kuroko-type massive sulphide deposits rich in copper, lead, zinc, gold and silver.  Outcrop exposure in the area prospected was minimal due to overburden cover of bolder till with hardpan noted in some rock cuts. A total of 30 rock samples were taken for multi-element geochemical analysis.  These samples were primarily float but several samples may have been from small outcrops visible in the road cut.  All samples were of intermediate composition (andesite), ranging from fine to medium grained, and relatively massive in texture (weakly foliated in some cases), possibly representing intermediate tuffs with some intrusive equivalents. Samples were sent to Acme Labs in Vancouver, crushed to 200  mesh, and processed by Aqua Regia digestion CCP-MS analysis.  Gold was also determined by fire assay fusion by ICP-ES. No significant anomalies were identified in the pathfinder suite.  However, the first three samples demonstrate a weakly anomalous Cu-Pb-Zn-Ag-As-Ba signature, which may be of interest.

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

Massive sulphide mineralization was first discovered in the Sicker Group with the Mount Sicker discoveries in the late 1800s.  Production was from one main ore body via three separate underground mines (Tyee, Lenora and Richard III), which operated for several years. These mines were subsequently amalgamated and re-operated as the Twin J mine from 1942 to 1952.  Production from the Tyee mine (1901 – 09) totaled 5,840,593 kilograms copper and 13,725,069 grams silver, and 762,553 grams gold from 152,668 tonnes mined.  The Buttle Lake mine, which has been in operation since 1966, currently produces approximately 1 millioncqui of ore per year.  Over the 39 years to 2005, the mine yielded 24 million cqui with an average grade of 1.8% copper, 5.0% zinc, 2g/T gold and 52g/T silver. The Lara deposit, discovered in the mid-1980s, contains a drill indicated resource of 528,839 tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T sliver and 4.73 g/T gold.

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

Property and Claim Position

The North Claim site encompasses two adjoining mineral tenures which form one parcel. The North property is in the Victoria mining division of British Columbia and lies on the north shore of Cowhichan lake in southern Vancouver Island about 30km west of the town of Duncan and 10km east of the town of Lake cowichan.

Sicker Group
Cowichan lake

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

3.  We will further review the Phase One results and decide if we will plan and conduct a Phase Two program beginning in June 2010.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $25,000 to $75,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

6. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended March 31, 2010 (Unaudited)	Three months ended March 31, 2009 (Unaudited)	Nine months ended March 31, 2010 (Unaudited)	Nine months ended March 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2010 (Unaudited)

EXPENSES
Amortization	$ 28	$ 50	$ 97	$ 175	$ 1,093
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	1,399	-	1,399
Exploration costs	-	-	-	4,100	12,026
Office and miscellaneous	74	1,736	770	2,160	8,112
Professional fees	2,387	1,544	10,227	16,128	72,387

Operating loss	(2,489)	(3,330)	(12,493)	(22,563)	(111,017)

Other item
Interest income	10	177	79	1,144	8,081

NET AND COMPREHENSIVE LOSS	$ (2,479)	$ (3,153)	$ (12,414)	$ (21,419)	$ (102,936)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,263,604	12,226,104	12,242,771	12,226,104

Revenues

We have had no operating revenues since our inception on July 21, 2005 to March 31, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended March 31, 2010 decreased to $12,493 from $22,563 in the nine months ended March 30, 2009, primarily as a result of reduction in exploration costs and professional fees.

Mineral Property Costs

In the nine months ended March 31, 2010, we incurred nil mineral property costs compared to mineral property costs of $4,100 in the nine months ended March 31, 2009. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided by our Chief Financial Officer, Johnny Astorino, free of charge. There is no assurance that Mr. Astorino will continue to provide the office space free of charge.

Net Loss

As a result of the above, our net loss for the nine months ended March 31, 2010 was $12,414 as compared to $21,419 in the nine months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $91,200 and a working capital of $86,358. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in September 2010. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of March 31, 2010, the Company had accumulated losses of $102,936. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For changes in accounting policies, please see Note 3 to our financial statements for our quarter ended March 31, 2010, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

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

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.0	Stock Plan
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant
31.1	Rule 13a-14(a)/15d14(a) Certifications
31.2	Rule 13a-14(a)/15d14(a) Certifications
32.	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

* Incorporated by reference to the registration statement on Form S-1, as filed by the Company with the Securities and Exchange Commission on May 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVA RESOURCES INC.

By:	/s/Jag Sandhu
Jag Sandhu President, Chief Executive Officer, and a director (Principal Executive Officer) Date: May 10, 2010

By:	/s/ Johnny Astorino
Johnny Astorino Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer) Date: May 10, 2010