Form 10-K
period 2010-06-30
Nava Resources, Inc.
filed 2010-09-27
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number: 000-53565

NAVA RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (IRS Employer Identification No.)

Suite 303 - 11861 88th Avenue
Delta, B.C., Canada V4C 3C7
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
Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2009 was $367,800.

The number of shares outstanding of the registrant’s common stock as of September 1, 2010 was 12,263,604.

Documents Incorporated By Reference:        None

TABLE OF CONTENTS

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

VANCOUVER
RICHMOND
NEW WESTMINSTER
WHITE ROCK
GIBSONS
SECHELT
NANAIMO
LADYSMITH
PARKSVILLE
QUALICUM BEACH
DUNCAN
NORTH COWICHAN
SIDNEY
VICTORIA
BELLINGHAM
X

North 1 & 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	G-1

©
MineStart

Geology North of Cowichan Lake Including North Property

Sicker Group
Cowichan lake
km

Island Plutonic
Mount Hall Gabbro
Karmutsen Formation
Bonanza Group
Fourth Lake
Nanaimo Group

North project
Nava Resources Canada Inc

Geology map of project vicinity

Base	EMPR	Scale	Scale bar
Region	Cowichan	Rpt date	Dec 2007
MD.	Victoria	Plate	9-2

Conditions to Retain Title to the Claims

The mineral titles are subject to annual renewal and government permits for specific field work.  The claims are valid until their next anniversary date of October 28,  2010.  They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work.  Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately $2,500 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

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

Our financial statements for the year ended June 30, 2010 were prepared assuming that we will continue our operations as a going concern.  We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $89,780 as of June 30, 2010 will be sufficient to complete the first phase of our planned exploration program on the North 1 and North 2 Claims. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

The North 1 and North 2 Claims have expiration dates of October 28, 2010. In order to maintain the tenure of our ownership of the claims in good standing, it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of approximately $2,500 Canadian dollars, or pay the equivalent sum to the Province of British Columbia in lieu of the exploratory work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on October 28, 2010, will result in the forfeiture of our title to the claims.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 1, 2010, the Company had 12,263,604 shares of common stock outstanding. Accordingly, we may issue up to an additional 387,736,396 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive offices are located at Suite 303 - 11861 88th Avenue, Delta, British Columbia, Canada, V4C 3C7. The space is being provided to us without charge.  This space may not be available to us free of charge in the future.

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

Item 4.  Removed and Reserved

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

Transfer Agent

The transfer agent and registrar for our common shares Nevada Agency and Trust Company. 50 West Liberty Street, Suite 880, Reno, NV 89501, Tel: 775-322-0626, Fax: 775-322-5623.

Holders

As of September 1, 2010, the Company had 12,263,604 shares of our common stock issued and outstanding held by 48 holders of record.

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

1.  Since the next anniversary date of the Claims is October 28, 2010 we will need to arrange some minor exploration work worth approximately $2,500 or pay the Province of British Columbia $2,517.69 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

3.  We will be conducting further work on the property in September and October 2010.  Depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in March 2011.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Accounting and Audit Plan

We have engaged T&L Group Chartered Accountants LLP to prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $1,300 to review our quarterly financial statements and approximately $6,000 to $8,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

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

Results of Operations

We have had no operating revenues since our inception on July 21, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2010 we have raised a total of $188,120 from private offerings of our common stock.

For the year ended June 30, 2010 we incurred expenses in the amount of $25,376, a decrease of approximately 19.8% as compared to expenses of $31,633 in the year ended June 30, 2009.  Professional fees decreased from $24,998 in the year ended June 30, 2009 to $21,680 in the year ended June 30, 2010.  In addition, in the year ended June 30, 2010 we incurred nil exploration costs, as compared to exploration costs in the amount of 4,100 in the year ended June 30, 2009, as a result of preserving cash and raising more capital.

Our expenses were partially offset by a decrease in interest income, from $1,245 in the year ended June 30, 2009 to $90 in the year ended June 30, 2010, the interest income decreased as a result of the lower interest rates paid by the Banks.

In the year ended June 30, 2010 we incurred a net loss of $25,286, as compared to a net loss of $30,388 in the year ended June 30, 2009.  For the period from July 21, 2005 (inception) to June 30, 2010, we have an accumulated loss of $115,808.

Liquidity and Capital resources

At June 30, 2010, we had cash and cash equivalents in the amount of $89,581, a decrease of approximately 17.5% as compared to cash and cash equivalents in the amount of $108,629 on June 30, 2009. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in February 2011. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2010, the Company had accumulated losses of $115,808. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of June 30, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of June 30, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

During the year ended June 30, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.  Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Directors and Officers currently serving our Company is as follows:

Name                                     Age                  Positions and Offices

Jag Sandhu                           42                           President, Chief Executive Officer and Director

Don Blackadar                      57                           Director

The business address of each our officers and directors is c/o Nava Resources, Inc., Suite 303 - 11861 88th Avenue, Delta, B.C., Canada V4C 3C7.

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

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP Payouts ($)
Jag Sandhu President, CEO(1)	2010 2009 2008 2007	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $4,000(3) $12,000
Johnny Astorino Chief Financial Officer (2)	2010 2009 2008 2007	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0

[1] Appointed President on July 22, 2005, appointed CEO on July 22, 2006
[2] Appointed Chief Financial Officer October 15, 2005 Resigned September 1, 2010.
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

Stock Option Grants

We have not granted any stock options to the executive officers since our inception on July 21, 2005.  We have granted 250,000 stock options to our Director Mr. Don Blackadar.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 1, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,263,604 shares of our common stock issued and outstanding as of September 1, 2010. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 303 – 11861 88th Avenue, Surrey, B.C., Canada V4C 3C7.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior to This Offering
Common Stock:	Jag Sandhu President, Chief Executive Officer and Director	8,000,000	65.2%
Common Stock:	Amarjit Sandhu (1)	2,000,000	16.3%
Common Stock:	Johnny Astorino	1,000,000	8.2%
Common Stock:	Don Blackadar Director	3,340	Less than 1%
All executive officers and directors as a group 2 persons)		11,003,340	82%

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

Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From inception on July 21, 2005 to June 30, 2010, we recognized a total of $16,000 for his services.

At June 30, 2010, the Company was indebted to the President, Director and Officer in the amount of $857.59 for reimbursement of expenses paid on behalf of the Company.

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

Item 14.  Principal Accounting Fees and Services

Mackay LLP is our registered independent auditor. Their fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2010 (Mackay)	Fiscal year ending June 30, 2009
Audit Fees	$10,000	$10,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
June 30, 2010
Index

1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKay.ca

CHARTERED
ACCOUNTANTS
MacKay LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Nava Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Nava Resources, Inc. (an exploration stage company) as of June 30, 2010 and 2009, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nava Resources, Inc., for the period from inception on July 21, 2005 through June 30, 2008 were audited by other auditors whose report, dated September 15, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of June 30, 2008 reflect an accumulated deficit of $60,134.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada August 25, 2010	“MacKay LLP” CHARTERED ACCOUNTANTS

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

ASSETS

Current
Cash and cash equivalents	$89,581	$108,629

Equipment (Note 3)	199	321

TOTAL ASSETS	$89,780	$108,950

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,751	$10,808
Due to related party (Note 5)	920	920

Total current liabilities	14,671	11,728

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 7)
400,000,000 common shares authorized, $0.00001 par value
12,263,604 common shares issued and outstanding (June 30, 2009 – 12,226,104)	123	123
Additional paid-in capital	190,794	187,621
Deficit accumulated during the exploration stage	(115,808)	(90,522)

Total stockholders’ equity	75,109	97,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,780	$108,950

The accompanying notes are an integral part of these consolidated financial statements.

On Behalf of the Board:

“Jag Sandhu”          Director
“Don Blackadar”    Director

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2010	Year ended June 30, 2009	Accumulated from July 21, 2005 (date of inception) to June 30, 2010

EXPENSES
Amortization	$122	$262	$1,118
Consulting	-	-	16,000
Consulting – stock based compensation	2,798	-	2,798
Exploration costs	-	4,100	12,026
Office and miscellaneous	776	2,273	8,118
Professional fees	21,680	24,998	83,840

Operating loss	(25,376)	(31,633)	(123,900)

Other item
Interest income	90	1,245	8,092

NET AND COMPREHENSIVE LOSS	$(25,286)	$(30,388)	$(115,808)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,247,979	12,226,104

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2010	Year ended June 30, 2009	Accumulated from July 21, 2005 (date of inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,286)	$(30,388)	$(115,808)
Non-cash operating items:
Amortization	122	262	1,118
Consulting – stock based compensation	2,798	-	2,798

Changes in non-cash working capital items:
Receivables	-	1,142	-
Accounts payable and accrued liabilities	2,943	7,722	13,751

Net cash provided by (used in) operating activities	(19,423)	(21,262)	(98,141)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	375	-	188,120
Due to (from) related party	-	(2,149)	920

Net cash provided by financing activities	375	(2,149)	189,040

Change in cash and cash equivalents	(19,048)	(23,411)	89,581

Cash and cash equivalents, beginning	108,629	132,040	-

Cash and cash equivalents, ending	$89,581	$108,629	$89,581

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200

June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398

March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)

March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116

April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)

June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320

Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173

Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	$123	$190,794	$-	$(115,808)	$75,109

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at June 30, 2010, the Company has accumulated losses of $118,826 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

	e)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with the FASB’s accounting standard for Foreign Currency Translation. Assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate revenues and expenses.

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

The Company computes net loss per share in accordance with the FASB’s accounting standard for Earnings per Share. It requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  There were no dilutive instruments outstanding at June 30, 2010 and 2009.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

	i)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB’s accounting standard for income taxes, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides a valuation allowance for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

The Company accounts for uncertain income tax positions in accordance with FASB’s accounting standard for Accounting for Uncertainty in Income Taxes, which requires that that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on examination by taxation authorities, based on the technical merits of the position.

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

The fair value of the financial instruments, which consist of cash and cash equivalents, accounts payable and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

	k)	Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB’s accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

	l)	Recent Accounting Pronouncements

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

2.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

	l)	Recent Accounting Pronouncements (cont’d…)

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

3.		EQUIPMENT

	Cost	Accumulated amortization	Net Book Value June 30, 2010	Net Book Value June 30, 2009

Computer equipment	$1,318	$1,119	$199	$321

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4.	MINERAL PROPERTY INTEREST

On August 28, 2007, the Company’s President acquired certain mineral claims (the “Property”) located in the Victoria mining division of the Province of British Columbia, Canada at a cost of $255. On November 22, 2007, the President transferred the Property to Nava Resources Canada and was reimbursed by the Company. During the year ended June 30, 2010, the Company paid costs amounting to $Nil (2009 - $4,100).

5.	RELATED PARTY TRANSACTIONS

As at June 30, 2010 $920 (June 30, 2009 - $920) was due to a director and officer and a former director of the Company. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

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

7.	CAPITAL STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock, with a par value of $0.00001.

On November 29, 2009, the Company issued 37,500 common shares at a price of $0.01 for proceeds of $200 for exercise of stock options.

8.	STOCK OPTIONS

Stock Options

The Company has adopted a Stock Incentive Plan (the “Plan”). The essential elements of the Plan provide that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The Options granted under the Plan shall have a maximum term of five years.

During the current year, the Company granted 125,000 stock options to its consultants at an exercise price of $0.01, expiring between November 17, 2014 and November 28, 2014.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

8.	STOCK OPTIONS (cont’d…)

The fair value of the options granted during the year was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected annual volatility	126.69%
Risk free interest rate	2.55%
Expected life	5 years
Expected dividend yield	0%
Exercise price	$0.01
Closing price on the date of grant	$0.04

The fair value of the stock options granted during the year is $4,664. The stock options vest between 25% and 50% every six months from the date of the grant. The fair value of the stock options vested during the year is $2,798.

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of Options Exercisable

November 17, 2014	$0.01	75,000	25,000
November 28, 2014	$0.01	12,500	12,500
		87,500	37,500

A summary of the status of the Company’s stock options as of June 30, 2010 and changes during the year are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2009	-	$-
Granted	125,000	0.01
Exercised	(37,500)	(0.01)
Options outstanding, June 30, 2010	87,500	$0.01

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		June 30 , 2010	June 30, 2009

Net loss before income taxes per financial statements	$	$(28,304)	$(30,388)
Income tax rate		35%	35%
Income tax recovery		(9,900)	(10,600)
Valuation allowance change		9,900	10,600

Provision for income taxes		$–	$–

The significant components of deferred income tax assets at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Net operating loss carryforward	$40,600	$31,600
Valuation allowance	(40,600)	(31,600)

Net deferred income tax asset	$–	$–

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended June 30, 2010 and 2009. At June 30, 2010, the Company has net operating loss carryforwards, which expire commencing in 2025, totaling approximately $111,000 in the United States and approximately $7,000 in Canada.

10.	SUBSEQUENT EVENT

On August 31, 2010, the Company granted 250,000 stock options to its director at an exercise price of $0.01, expiring August 31, 2015.

The Company has evaluated subsequent events according to ASC Topic 855 and has determined that there are no other events to disclose.

(b) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP. Chartered Accountant, Certified Public Accountants, P.C.
31.	Rule 13a-14(a)/15d14(a) Certifications
32.	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

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

NAVA RESOURCES, INC. By: /s/ Jag Sandhu Name: Jag Sandhu Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature /s/ Jag Sandhu Jag Sandhu	Title President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	Date September 1, 2010

/s/ Don Blackadar Don Blackadar	Director	September 1, 2010