Form 10-Q
period 2010-09-30
Nava Resources, Inc.
filed 2010-10-26
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53565

NAVA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 303 - 11861 88th Avenue Delta, British Columbia, Canada (Address of principal executive offices)	V4C 3C7 (Zip Code)

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,288,604 shares of common stock as of October 25, 2010.

NAVA RESOURCES INC.
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
September 30, 2010

Index

Interim Consolidated Balance Sheets	F–2

Interim Consolidated Statements of Operations	F–3

Interim Consolidated Statements of Cash Flows	F–4

Interim Consolidated Statement of Stockholders’ Equity	F–5

Notes to the Interim Consolidated Financial Statements	F–6 - F–8

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010

ASSETS

Current
Cash and cash equivalents	$84,256	$89,581
Equipment	176	199

TOTAL ASSETS	$84,432	$89,780

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,685	$13,751
Due to related party	1,920	920

Total current liabilities	12,605	14,671

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,288,604 common shares issued and outstanding (June 30, 2010 – 12,263,604)	123	123
Additional paid-in capital	230,494	190,794
Deficit accumulated during the exploration stage	(158,790)	(115,808)

Total stockholders’ equity	71,827	75,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,432	$89,780

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2010 (Unaudited)

EXPENSES
Amortization	$23	$36	$1,141
Consulting	-	-	16,000
Consulting – stock based compensation	39,450	-	42,248
Exploration costs	-	-	12,026
Office and miscellaneous	90	637	8,208
Professional fees	4,429	2,828	88,269

Operating loss	(43,992)	(3,501)	(167,892)

Other items
Cost recovery	1,000	-	1,000
Interest income	10	53	8,102
	1,010	53	9,102

NET AND COMPREHENSIVE LOSS	$(42,982)	$(3,448)	$(158,790)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,286,702	12,226,104

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2010 (Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,982)	$(3,448)	$(158,790)
Non-cash operating items:
Amortization	23	36	1,141
Consulting – stock based compensation	39,450	-	42,248
Changes in non-cash working capital item:
Accounts payable and accrued liabilities	(3,066)	497	10,685

Net cash provided by (used in) operating activities	(6,575)	(2,915)	(104,716)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	250	-	188,370
Due to related party	1,000	-	1,920

Net cash provided by financing activities	1,250	-	190,290

Change in cash and cash equivalents	(5,325)	(2,915)	84,256

Cash and cash equivalents, beginning	89,581	108,629	-

Cash and cash equivalents, ending	$84,256	$105,714	$84,256

Supplemental disclosures with respect to cash flows:

Cash paid during the Period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	39,450	-	-	39,450
Net loss	-	-	-	-	(42,982)	(42,982)

Balance, September 30, 2010	12,288,604	$123	$230,494	$-	$(158,790)	$71,827

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at September 30, 2010, the Company has accumulated losses of $158,790 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (cont’d)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-13 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4.	CAPITAL STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock, with a par value of $0.00001.

On July 7, 2010, the Company issued 25,000 common shares at a price of $0.01 for proceeds of $250 for exercise of stock options.

5.	STOCK OPTIONS

Stock Options

The Company has adopted a Stock Incentive Plan (the “Plan”). The essential elements of the Plan provide that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The Options granted under the Plan shall have a maximum term of five years.

During the current period, the Company granted 250,000 stock options to its director at an exercise price of $0.01, expiring August 31, 2015.

The fair value of the options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected annual volatility	161.58%
Risk free interest rate	1.33%
Expected life	5 years
Expected dividend yield	0%
Exercise price	$0.01
Closing price on the date of grant	$0.16

The fair value of the stock options granted and vested during the period is $39,450.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

5.	STOCK OPTIONS (cont’d)

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of options Exercisable

November 17, 2014	$0.01	50,000	-
November 28, 2014	$0.01	12,500	12,500
August 31, 2015	$0.01	250,000	250,000
		312,500	262,500

A summary of the status of the Company’s stock options as of September 30, 2010 and changes during the period are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2010	87,500	$0.01
Granted	250,000	0.01
Exercised	(25,000)	(0.01)
Options outstanding, September 30, 2010	312,500	$0.01

6.	SUBSEQUENT EVENT

The Company has evaluated subsequent events according to ASC Topic 855 and has determined that there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended September 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

On October 20, 2010 The Molly1 claim was staked by Nava Resources Canada Ltd.  The claim comprises 20 contiguous units totalling 424.96 hectares.

The claim is located in the Cowichan Lake area, Vancouver Island, British Columbia, about 30 kilometers west of the city of Duncan and about 5 kilometers northwest of the town of Lake Cowichan.  It is accessible via the Meade Lake forestry road from Highway 18, which extends along the north shore of Lake Cowichan from Duncan.

Molly1 is underlain by the McLaughlin Ridge Formation, which is the uppermost member of the Devonian Age Sicker Group.  The Sicker assemblage comprises three successive volcanic formations that are believed to represent an oceanic magmatic arc.  The lower two members consist predominantly of mafic volcanics.  Rocks of the McLaughlin Ridge Formation are more felsic in composition, with some intermediate assemblages and are thought to represent a more advanced stage of arc development.  These rocks are related to major magmatic / volcanic centers, one of which is located in the Duncan / Saltspring Island area.   The Sicker Group is exposed in four major structural uplifts in the south half of Vancouver Island: 1) the Buttle Lake Uplift west of Courtenay, 2) the Bedingfield Uplift near Tofino, 3) the Nanoose Uplift north of Nanaimo, and 4) the Cowichan Lake Uplift, substantially the largest of the four, which extends in and arcuate belt between Saltspring Island and Port Alberni, a distance of over 100 km.

The Sicker Group is considered to be highly prospective for Volcanogenic Massive Sulphide (VMS) deposits.   Definite or potential VMS deposits have been identified within three of the four structural uplifts.   Most known occurrences are Kuroko type deposits, which are rich in copper, lead and zinc, with important amounts of gold and silver.  These deposits are hosted by felsic volcanic or volcaniclastic rocks of the McLaughlin Ridge Formation or its equivalent, the Myra Formation in the Buttle Lake area.  Important Kuroko-type deposits include the Myra Falls mine in the Buttle Lake Uplift, and several deposits (e.g. Mount Sicker, Lara) at the southest end of the Cowichan Lake Uplift near Crofton (northeast of Molly1).

The Myra Falls deposit, located at the southeast end of Buttle Lake, has been in production since 1966.  To the end of 2005, the deposit yielded 24 million Tonnes grading 1.8% copper, 5.0% zinc, 2 g/T gold and 52 g/T silver.  Mineral reserves at December 31, 2009 were 18.5 million Tonnes grading 6.7% zinc.  Deposits in the Crofton area are proximal to a major felsic volcanic center.  The Mount Sicker deposits (Tyee, Lenora and Richard III) were mined from 1898 to 1909 and again between 1942 and 1952 as the Twin J.  The Lara deposit, discovered in the mid-1980s, remains sub-economic, but has significant demonstrated potential (drill indicated resource of 528,839 Tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T silver and 4.74 g/T gold).

Molly1 lies in a panel of Sicker Group rocks, which is parallel to but separate from the assemblage that contains the Sicker and Lara deposits.  While no VMS deposits have been discovered in this panel in the Cowichan Lake area and vicinity of the claim, the area is dominated by Sicker volcanics and contains a significant number of documented mineral showings.  Many of these showings are in structurally-controlled epigenetic vein systems and some include significant gold and silver values. Significantly, in terms of VMS potential, some showings have a polymetallic signature that is representative of Kuroko-type deposits.

McLaughlin Ridge rocks in the Cowichan Lake area are described on government geological maps as thickly-bedded tuffite and lithic tuffite, feldspar-crystal tuff, lapilli tuff, rhyolite, dacite, laminated tuff and chert.  On the Molly1 claim, the assemblage is well-exposed in a logging road cut over a distance of about 1 km.  This assemblage consists predominantly of bedded tuffites, which are locally siliceous and cherty.  A total of 46 grab samples have been taken across strike in this area and will be analyzed geochemically for a multi-element suite (37 elements) in order to accrue a foundation of geochemical data, and to test for the presence of copper, lead, zinc, silver, gold, barium and arsenic values which are potential indications of Kuroko-type environments.

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

The Cowichan Lak e area generally, has been the subject of mineral exploration since the late 1800s and a large number and variety of mineral showings in the area are documented in B.C. government Minfile records.  Massey and Friday (1986) grouped Cowichan area mineral showings into five categories:

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

VANCOUVER
RICHMOND
VICTORIA
NANAIMO
DUNCAN
LADYSMITH
PARKSVILLE
QUALICUM BEACH
GIBSONS
X

North 1& 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	6-1

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

Conditions to Retain Title to the Claims

The mineral titles are subject to annual renewal and government permits for specific field work.  The claims are valid until their next anniversary date of October 28, 2010 for the North claims and October 20, 2010 for the Molly 1 Claim.  They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work.  Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately $2,500 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required for the North Claims and $1.700 for each of the first, second and third anniversary years for the Molly 1 claim. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

Present Condition of the Claims

The North Claims were staked on August 28, 2007 by Mr. Jag Sandhu, our President, Chief Executive Officer and a director, on behalf of the Company. Mr. Sandhu subsequently transferred the claims to Nava Canada, the current claim holder.  The Molly 1 claim was staked by Nava Resources Canada Inc. The Claims were staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits.

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

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Stages One and Two because the impact on the project area is greater.  Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment.  We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project.  An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Stage One and Two exploration programs on our North and Molly 1 Claims.

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

1.  Since the next anniversary date of the Claims is October 28, 2010 we will need to arrange  exploration work worth approximately CAN$2,500 or pay the Province of British Columbia CAN$2,517.69 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in November 2010.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $100,000 to $150,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in December 2010.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

5. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2010 (Unaudited)

EXPENSES
Amortization	$23	$36	$1,141
Consulting	-	-	16,000
Consulting – stock based compensation	39,450	-	42,248
Exploration costs	-	-	12,026
Office and miscellaneous	90	637	8,208
Professional fees	4,429	2,828	88,269

Operating loss	(43,992)	(3,501)	(167,892)

Other items
Cost recovery	1,000	-	1,000
Interest income	10	53	8,102
	1,010	53	9,102

NET AND COMPREHENSIVE LOSS	$(42,982)	$(3,448)	$(158,790)

Revenues

We have had no operating revenues since our inception on July 21, 2005 to September 30, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2010 increased to $43,992 from $3,501 in the three months ended September 30, 2009, primarily as a result of stock based compensation.

Mineral Property Costs

In the three months ended September 30, 2010, we incurred nil mineral property costs compared to mineral property costs of $nil in the three months ended September 30, 2009.

Rent

Our office space is being provided free of charge.  They can be no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2010 was $42,982, as compared to $3,448 in the three months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $84,256 and a working capital of $71,827. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in March 2011. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2010, the Company had accumulated losses of $158,790. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended September 30, 2010, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 27, 2010.

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

Signature /s/ Jag Sandhu Jag Sandhu	Title President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	Date October 25, 2010

/s/ Don Blackadar Don Blackadar	Director	October 25, 2010