Form 10-Q
period 2010-12-31
Nava Resources, Inc.
filed 2011-01-31
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,313,604 shares of common stock as of January 19, 2011.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
December 31, 2010

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity	F–4

Notes to the Interim Consolidated Financial Statements	F–5 - F–7

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010

ASSETS

Current
Cash and cash equivalents	$73,428	$89,581
Equipment	156	199

TOTAL ASSETS	$73,584	$89,780

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,029	$13,751
Due to related party	920	920

Total current liabilities	9,949	14,671

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,313,604 common shares issued and outstanding (June 30, 2010 – 12,263,604)	123	123
Additional paid-in capital	234,677	190,794
Deficit accumulated during the exploration stage	(171,165)	(115,808)

Total stockholders’ equity	63,635	75,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,584	$89,780

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2010 (Unaudited)	Three months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2010 (Unaudited)	Six months ended December 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to December 31, 2010 (Unaudited)

EXPENSES
Accounting – stock based compensation	$3,933	$-	$3,933	$-	$3,933
Amortization	20	33	43	69	1,161
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	1,399	39,450	1,399	42,248
Exploration costs	4,571	-	4,571	-	16,597
Office and miscellaneous	73	59	163	696	8,281
Professional fees	3,788	5,012	8,217	7,840	92,057

Operating loss	(12,385)	(6,503)	(56,377)	(10,004)	(180,277)

Other items
Cost recovery	-	-	1,000	-	1,000
Interest income	10	16	20	69	8,112
	10	16	1,020	69	9,112

NET AND COMPREHENSIVE LOSS	$(12,375)	$(6,487)	$(55,357)	$(9,935)	$(171,165)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,305,995	12,238,604	12,291,608	12,232,354

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2010 (Unaudited)	Six months ended December 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to December 31, 2010 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,357)	$(9,935)	$(171,165)
Non-cash operating item:
Amortization	43	69	1,161
Accounting – stock based compensation	3,933	-	3,933
Consulting – stock based compensation	39,450	1,399	42,248

Changes in non-cash working capital item:
Accounts payable and accrued liabilities	(4,722)	(4,578)	9,029

Net cash used in operating activities	(16,653)	(13,045)	(114,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activities	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	500	250	188,620
Due to (from) related party	-	-	920

Net cash provided by financing activities	500	250	189,540

Change in cash and cash equivalents	(16,153)	(12,795)	73,428

Cash and cash equivalents, beginning	89,581	108,629	-

Cash and cash equivalents, ending	$73,428	$95,834	$73,428

Cash and cash equivalents composed of:

Cash on deposit	$1,596	$4,041	$1,596
Term deposit	71,832	91,793	71,832

	$73,428	$95,834	$73,428

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	43,383	-	-	43,383
Net loss	-	-	-	-	(55,357)	(55,357)

Balance, December 31, 2010	12,313,604	$123	$234,677	$-	$(171,165)	$63,635

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at December 31, 2010, the Company has accumulated losses of $171,165 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

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
DECEMBER 31, 2010

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

On August 28, 2007, the Company’s President acquired certain mineral claims (the “Property”) located in the Victoria mining division of the Province of British Columbia, Canada at a cost of $255.  On November 22, 2007, the President transferred the Property to Nava Resources Canada and was reimbursed by the Company. During the period ended December 31, 2010, the Company paid costs amounting to $4,571.

5.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2010, the Company paid exploration costs $4,571 to two directors of the Company.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The amount due to related parties was due to a director and officer and a former director of the Company. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

6.	CAPITAL STOCK

The Company is authorized to issue up to 400,000,000 shares of common stock, with a par value of $0.00001.

On July 7, 2010, the Company issued 25,000 common shares at a price of $0.01 for proceeds of $250 for exercise of stock options.

On December 3, 2010, the Company issued 25,000 common shares at a price of $0.01 for proceeds of $250 for exercise of stock options.

7.	STOCK OPTIONS

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

During the current period, the Company granted 25,000 stock options to its consultant at an exercise price of $0.01, expiring November 30, 2015.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

7.	STOCK OPTIONS (cont’d)

The fair value of the options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected annual volatility	160.73%
Risk free interest rate	1.34%
Expected life	5 years
Expected dividend yield	0%
Exercise price	$0.01
Closing price on the date of grant	$0.16

The fair value of the stock options granted and vested during the period is $43,383. The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of options Exercisable

November 17, 2014	$0.01	25,000	-
November 28, 2014	$0.01	12,500	12,500
August 31, 2015	$0.01	250,000	250,000
November 30, 2015	$0.01	25,000	25,000
		312,500	287,500

A summary of the status of the Company’s stock options as of December 31, 2010 and changes during the period are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2010	87,500	$0.01
Granted	275,000	0.01
Exercised	(50,000)	(0.01)
Options outstanding, December 31, 2010	312,500	$0.01

8.	SUBSEQUENT EVENT

The Company has evaluated subsequent events according to ASC Topic 855 and has determined that there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended December 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended December 31, 2010 and 2009.The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

On July 7, 2010 we issued 25,000 shares at $0.01 for exercise of stock options

On December 3, 2010 we issued 25,000 shares at $0.01 for exercise of stock options

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

On October 24, 2010 we allowed on North claim to expire in order to concentrate on our Molly1 claim.

The Molly1 claim was staked by Nava Resources Canada Ltd. on October 20, 2010.  The claim comprises 20 contiguous units totaling 424.96 hectares.

The claim is located in the Cowichan Lake area, Vancouver Island, British Columbia, about 30 kilometers west of the city of Duncan and about 5 kilometers northwest of the town of Lake Cowichan.  It is accessible via the Meade Lake forestry road from Highway 18, which extends along the north shore of Lake Cowichan from Duncan. The claim is about four kms east and along geologic strike from the North claim.

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

History and Geological Setting

Vancouver Island is dominated by rocks of the Wrangellia Terrane, which is interpreted to represent a Paleozoic Island Arc assemblage, accreted to the North American content about 100 million years ago.  Mid-Devonian volcanic rocks of the Sicker Group, representing the basement of this complex, are the oldest rocks on Vancouver Island and are exposed in four major structural uplifts – Buttle Lake, Beddington, Nanoose, and Cowichan Lake.  The Molly1 Claim lies toward the southeast end of the Cowichan Lake Uplift, along the north shore of the east end of Cowichan Lake.  In the Cowichan Lake Uplift, the Sicker comprises three distinct volcanic / volcaniclastic assemblages – the Duck Lake Formation as the oldest member and overlain by the Nitnat Formation, which in turn is overlain, possibly unconformably, by the McLaughlin Ridge Formation.

Volcanic rocks of the Sicker Group are highly prospective for economically viable volcanogenic massive sulphide (VMS) deposits, which are the primary exploration target on the Molly1 Claim.  As a group, these deposits are rich in copper and zinc and also carry significant gold and silver values.

The most significant mineral deposit in the Sicker Group is the Myra Falls mine, a world class deposit located in the Buttle Lake Uplift. Other significant deposits, notably the Lara and Mount Sicker deposits, are located in the southeast part of the Cowichan Lake uplift, several kilometers northeast of the Molly1 Claim and separated from the property by a major geologic fault.

Massive sulphide mineralization was first discovered in the Sicker Group with the Mount Sicker discoveries in the late 1800s.  Production was from one main ore body via three separate underground mines (Tyee, Lenora and Richard III), which operated for several years. These mines were subsequently amalgamated and re-operated as the Twin J mine from 1942 to 1952.  Production from the Tyee mine (1901 – 09) totaled 5,840,593 kilograms copper and 13,725,069 grams silver, and 762,553 grams gold from 152,668 tonnes mined.  The Buttle Lake mine, which has been in operation since 1966, currently produces approximately 1 milliontonnes of ore per year.  Over the 39 years to 2005, the mine yielded 24 million tonnes with an average grade of 1.8% copper, 5.0% zinc, 2g/T gold and 52g/T silver. The Lara deposit, discovered in the mid-1980s, contains a drill indicated resource of 528,839 tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T sliver and 4.73 g/T gold.

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

Exploration on the Striker property included airborne geophysics, with ground follow-ups and grid work in selected areas in the eastern part of the property because of the distribution of geophysical and geochemical targets. While massive sulphides were not encountered, encouraging mineralization of various types was noted, including exhalative horizons, which occasionally contain anomalous molybdenum, copper and silver.  Significant barium, silver, molybdenum and zinc values are also associated with syndepositional pyrite in argillite units and significant gold-silver-copper-zinc values are associated with several structures.  Anomalous silt and heavy metal values (copper-lead-zinc-silver-gold) were also identified.  The latest assessment report on the Striker property recommended further, more detailed work in the eastern part of the property including detailed mapping, sampling, trenching and limited drilling.  The Molly1 Property occupies a portion of the eastern half of the old Striker property.

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

Property and Claim Position

The Molly1 claim was staked by Nava Resources Canada Ltd. on October 20, 2010.  The claim comprises 20 contiguous units totaling 424.96 hectares. The Molly1 property is in the Victoria mining division of British Columbia and lies on the north shore of Cowhichan lake in southern Vancouver Island about 30km west of the town of Duncan and 10km west of the town of Lake Cowichan. (See location map below.)

VANCOUVER
VICTORIA
NANAIMO
DUNCAN
LADYSMITH
PARKSVILLE
QUALICUM BEACH
RICHMOND
GIBSONS
SECHELT
BELLINGHAM
WHITE ROCK

North 1 & 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	6-1

MineStart

Geology North of Cowichan Lake Including Molly1 Property

Sicker Group
Cowichan lake
km

Island Plutonic
Mount Hall Gabbro
Karmutsen Formation
Bonanza Group
Fourth Lake
Nanaimo Group

North project
Nava Resources Canada Inc

Geology map of project vicinity

Base	EMPR	Scale	Scale bar
Region	Cowichan	Rpt date	Dec 2007
MD.	Victoria	Plate	9-2

Conditions to Retain Title to the Claims

The mineral titles are subject to annual renewal and government permits for specific field work.  The claims are valid until their next anniversary date of October 20, 2011.  They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work.  Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately CAN$1,700 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

Present Condition of the Claims

The Claim was staked on October 20, 2010 by Nava Resources Canada Ltd.. The Claim was staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits.

Our objective is to conduct exploration activities on the Molly1 Claim to assess whether they possess evidence of mineralization sufficient to merit further exploration activities.  The Molly1 Claim is without known reserves.

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

We have budgeted for regulatory compliance costs in the proposed exploration program.  As mentioned above, we will have to sustain the cost of reclamation and environmental remediation for all exploration and other work undertaken.  The amount of reclamation and environmental remediation costs are not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program.  Because there is no information on the size, tenor, or quality of any mineral resource at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potential mineral deposit is discovered.

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Stages One and Two because the impact on the project area is greater.  Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment.  We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project.  An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Stage One and Two exploration programs on our Molly1 Claim.

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

1.  Since the next anniversary date of the Claim is October 20, 2011 we will need to arrange  exploration work worth approximately $1,700 or pay the Province of British Columbia $1,700 in lieu of filing exploration expenses in order to keep the Claims in good standing.

2.  We commenced the Phase One program starting on October 2010. Work performed consisted of a prospecting traverse of about 3 kilometers, on the Molly1 claim.  This represents an area of about 80 ha, broadly prospected.  The area prospected is covered by an extensive layer of boulder till, best exposed locally along Youbou Road and in stream cuts.  Outcrops in this area were located during the traverse.  A total of 46 samples were taken for multi-element lithogeochemical analysis.  These samples are from both outcrop and float.  All samples are intermediate to possibly mafic in composition, weakly to moderately foliated, and fine to medium grained, probably representing a mix of fine pyroclastics and intrusive equivalents.  Samples exhibited no visible signs of mineralization, veining or hydrothermal alteration.

These samples will be analyzed geochemically for a multi-element suite (37 elements) in order to accrue a foundation of geochemical data, and to test for the presence of copper, lead, zinc, silver, gold, barium and arsenic values which are potential indications of Kuroko-type environments. Samples will be sent to Acme Labs in Vancouver, crushed to 200  mesh, and processed by Aqua Regia digestion CCP-MS analysis.  Results will be reported as they are received.

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in March / April 2011.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $25,000 to $75,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in November 2011.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

6. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended December 31, 2010 (Unaudited)	Three months ended December 31, 2009 (Unaudited)	Six months ended December 31, 2010 (Unaudited)	Six months ended December 31, 2009 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to December 31, 2010 (Unaudited)

EXPENSES
Accounting – stock based compensation	$3,933	$-	$3,933	$-	$3,933
Amortization	20	33	43	69	1,161
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	1,399	39,450	1,399	42,248
Exploration costs	4,571	-	4,571	-	16,597
Office and miscellaneous	73	59	163	696	8,281
Professional fees	3,788	5,012	8,217	7,840	92,057

Operating loss	(12,385)	(6,503)	(56,377)	(10,004)	(180,277)

Other items
Cost recovery	-	-	1,000	-	1,000
Interest income	10	16	20	69	8,112
	10	16	1,020	69	9,112

NET AND COMPREHENSIVE LOSS	$(12,375)	$(6,487)	$(55,357)	$(9,935)	$(171,165)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,305,995	12,238,604	12,291,608	12,232,354

Revenues

We have had no operating revenues since our inception on July 21, 2005 to December 31, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended December 31, 2010 increased to $56,377 from $10,004 in the six months ended December 31, 2009, primarily as a result of increase in exploration costs and stock based compensation.

Mineral Property Costs

In the Six months ended December 31, 2010, we incurred $4,571 mineral property costs compared to mineral property costs of nil in the six months ended December 31, 2009. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that this office space will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the six months ended December 31, 2010 was $55,357 as compared to $9,935 in the six months ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $73,428 and a working capital of $63,479. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in November 2011. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of December 31, 2010, the Company had accumulated losses of $171,165. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended December 31, 2010, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	January 19, 2011
Jag Sandhu	and Director, Principal Executive,
Financial and Accounting Officer

/s/ Don Blackadar	Director	January 19, 2011
Don Blackadar