Form 10-Q
period 2011-03-31
Nava Resources, Inc.
filed 2011-05-11
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,313,604 shares of common stock as of April 18 2011.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
March 31, 2011

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity	F–4

Notes to the Interim Consolidated Financial Statements	F–5 - F–7

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010

ASSETS

Current
Cash and cash equivalents	$69,460	$89,581
Equipment	139	199

TOTAL ASSETS	$69,599	$89,780

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,074	$13,751
Due to related party	13	920

Total current liabilities	8,087	14,671

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,313,604 common shares issued and outstanding (June 30, 2010 – 12,263,604)	123	123
Additional paid-in capital	234,677	190,794
Deficit accumulated during the exploration stage	(173,288)	(115,808)

Total stockholders’ equity	61,512	75,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,599	$89,780

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2011 (Unaudited)	Three months ended March 31, 2010 (Unaudited)	Nine months ended March 31, 2011 (Unaudited)	Nine months ended March 31, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2011 (Unaudited)

EXPENSES
Accounting – stock based compensation	$-	$-	$3,933	$-	$3,933
Amortization	17	28	60	97	1,178
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	39,450	1,399	42,248
Exploration costs	-	-	4,571	-	16,597
Office and miscellaneous	62	74	225	770	8,343
Professional fees	2,049	2,387	10,266	10,227	94,106

Operating loss	(2,128)	(2,489)	(58,505)	(12,493)	(182,405)

Other item Cost recovery	-	-	1,000	-	1,000
Interest income	5	10	25	79	8,117

NET AND COMPREHENSIVE LOSS	$(2,123)	$(2,479)	$(57,480)	$(12,414)	$(173,288)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,313,604	12,263,604	12,313,604	12,263,604

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2011 (Unaudited)	Nine months ended March 31, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,480)	$(12,414)	$(173,288)
Non-cash operating item:
Amortization	60	97	1,178
Consulting – stock based compensation	39,450	1,399	42,248
Consulting – stock based compensation	3,933	-	3,933
Changes in non-cash working capital items:
Receivables	-	-	-
Accounts payable and accrued liabilities	(5,677)	(6,886)	8,074
Due to (from) related party	(907)	-	13

Net cash provided by (used in) operating activities	(20,621)	(17,804)	(117,842)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITY
Issuance of capital stock	500	375	188,620

Net cash provided by financing activity	500	375	188,620

Change in cash and cash equivalents	(20,121)	(17,429)	69,460

Cash and cash equivalents, beginning	89,581	108,629	-

Cash and cash equivalents, ending	$69,460	$91,200	$69,460

Supplemental disclosures with respect to cash flows:

Cash paid during the year for:

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)		-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	43,383	-	-	43,383
Net loss	-	-	-	-	(57,480)	(57,480)

Balance, March 31, 2011	$12,313,604	$123	234,677	$-	$(173,288)	$61,512

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at March 31, 2011, the Company has accumulated losses of $173,288 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

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
March 31, 2011

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

4.	STOCKHOLDERS’ EQUITY (cont’d…)

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of options Exercisable

November 17, 2014	$0.01	25,000	-
November 28, 2014	$0.01	12,500	12,500
August 31, 2015	$0.01	250,000	250,000
November 30, 2015	$0.01	25,000	25,000
		312,500	287,500

A summary of the status of the Company’s stock options as of March 31, 2011 and changes during the period are as follows:

	Shares	Weighted average exercise price
Options outstanding, June 30, 2010	87,500	$0.01
Granted	275,000	0.01
Exercised	(50,000)	(0. 01)
Options outstanding, March 31, 2011	312,500	$0.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended March 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended March 31, 2011 and 2010.The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

On July 7, 2010 we issued 25,000 shares at $0.01 for exercise of stock options.

On December 3, 2010 we issued 25,000 shares at $0.01 for exercise of stock options.

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

On October 24, 2010 we allowed our North claim to expire in order to concentrate on our Molly1 claim.

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
RICHMOND
NANAIMO
PARKSVILLE
QUALICUM BEACH
LADYSMITH
DUNCAN
GIBSONS
SECHELT
BELLINGHAM
X

North 1& 2 project
Nava Resources Canada Inc

Locale and access map

Base	BC maps	Scale	bar
Region	Cowichan	Rpt date	Dec 2007
MD	Victoria	Plate	G-1

©
MineStart

Geology North of Cowichan Lake Including Molly 1 property

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

If we enter into substantial exploration, the cost of complying with permit and regulatory environment laws will be greater than in Stages One and Two because the impact on the project area is greater.  Permits and regulations will control all aspects of any program if the project continues to that stage because of the potential impact on the environment.  We may be required to conduct an environmental review process under the British Columbia Environmental Assessment Act if we determine to proceed with a substantial project.  An environmental review is not required under the Environmental Assessment Act to proceed with the recommended Stage One and Two exploration programs on our Molly 1 Claim.

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

3.  We will further review the phase one results and decide if we will plan and conduct a Phase Two program beginning in July / August 2011.  Timing of this program will to some extent be dependent on permitting requirements. This program, estimated to cost from $25,000 to $75,000 depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in November 2011.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

5. We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete exploration beyond Phase Two. We have not undertaken any efforts to locate a joint venture partner at this point. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

6. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended March 31, 2011 (Unaudited)	Three months ended March 31, 2010 (Unaudited)	Nine months ended March 31, 2011 (Unaudited)	Nine months ended March 31, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2011 (Unaudited)
Expenses
Accounting – stock based compensation	$-	$-	$3,933	$-	$3,933
Amortization	17	28	60	97	1,178
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	39,450	1,399	42,248
Exploration costs	-	-	4,571	-	16,597
Office and miscellaneous	62	74	225	770	8,343
Professional fees	2,049	2,387	10,266	10,227	94,106

Operating loss	(2,128)	(2,489)	(58,505)	(12,493)	(182,405)
Other item
Cost recovery	-	-	1,000	-	1,000
Interest income	5	10	25	79	8,117

NET AND COMPREHENSIVE LOSS	$(2,123)	$(2,479)	$(57,480)	$(12,414)	$(173,288)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,313,604	12,263,604	12,313,604	12,263,604

Revenues

We have had no operating revenues since our inception on July 21, 2005 to March 31, 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended March 31, 2011 increased to $58,505 from $12,493 in the nine months ended March 31, 2010, primarily as a result of stock based compensation and exploration costs.

Mineral Property Costs

In the nine months ended March 31, 2011, we incurred $4,571 mineral property costs compared to mineral property costs of nil in the nine months ended March 31, 2010. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the nine months ended March 31, 2011 was $57,480 compared to $12,414 in the nine months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had cash of $69,460 and a working capital of $61,373. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in November / December 2011. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of March 31, 2011, the Company had accumulated losses of $173,288. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended March 31, 2011, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on September 27, 2010.

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

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	April 19, 2011
Jag Sandhu	and Director, Principal Executive,
Financial and Accounting Officer

/s/ Don Blackadar	Director	April 19, 2011
Don Blackadar