Form 10-K
period 2011-06-30
Nava Resources, Inc.
filed 2011-09-28
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2010 was $367,800.

The number of shares outstanding of the registrant’s common stock as of September 12, 2011 was 12,338,604.

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

Nava continued with its program of prospecting and lithogeochemical sampling of Sicker Group rocks in the Lake Cowichan area, Vancouver Island.  The Sicker Group is prospective for polymetallic ‘Kuroko-type’ massive sulphide deposits rich in copper, lead, zinc, silver and gold and is exposed in a number of structural uplifts on Vancouver Island.  Two of these uplifts host economically significant Kuroko deposits, including the Myra Falls mine in the Buttle Lake Uplift, and the Mount Sicker (intermittent producer up to 1952) and Lara deposits in the Cowichan Lake Uplift.

Nava’s exploration is focused in the southeast end of the Cowichan Lake uplift, which extends in an arcuate, northwest-trending belt over approximately 100 km between Saltspring Island (in the southeast) and Horne Lake in the north.

The Molly1 claim, comprising 20 units (424.96 hectares) was staked in October 2010 to cover outcroppings of the prospective McLaughlin Ridge formation (within the Sicker), approximately 4.5 kilometers along geological strike to the east of the North claim, which was prospected by Nava in 2008; this claim was allowed to lapse in 2010.  The Molly1 claim is bounded to the east by the Meade Creek valley, and is accessible via logging roads extending north from the main highway along the steep western slope of the valley.

Exploration on Molly1 during 2010 comprised reconnaissance traverse of roads in the area in late October 2010.   Outcroppings of Sicker Group and other rocks are exposed in road cuts over a distance of perhaps 2 kilometers along the main access road.  The McLaughlin Ridge Formation is well exposed over a distance of about one kilometer in this area and comprises a relatively uniform section of steeply dipping, banded, medium grey fine grained tuffites and cherty tuffites with occasional quartz veining and local finely disseminated pyrite.  Exposures of siltstone and grit representing the much younger Nanaimo Group (Benson Formation) occur at the north end of this section, which is bounded to the south by outcroppings of the Mount Hall Gabbro and intermediate intrusive rocks of the Nitnat Formation.

This section of rocks was prospected over a distance of about one kilometer within the claim boundary, focusing on the McLaughlin Ridge Formation. No visible mineralization, other than occasional minor disseminated pyrite was noted.  A total of 46 grab samples were taken at intervals across the section and sent for multi-element geochemical analysis (36 element suite), which included the Kuroko indicator elements copper, lead, zinc, silver, gold, barium, and arsenic.  No significant anomalies were indicated in this analysis, though three samples (tuffite) demonstrated weakly anomalous barium concentrations.

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
RICHMOND
PARKSVILLE
QUALICUM BEACH
GIBSONS
SECHELT

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

Our financial statements for the year ended June 30, 2011 were prepared assuming that we will continue our operations as a going concern.  We were incorporated on July 21, 2005 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.  We may require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

We anticipate that our current assets of $62,303 as of June 30, 2011 will be sufficient to complete the first phase of our planned exploration program on the Molly1 Claim. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist if and when additional funding is required by us. If we are unable to raise additional funds in the future, we may have to cease our operations.

3.  We have a very limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful mineral exploration activities.  We may not be successful in carrying out our business objectives.

We were incorporated on July 21, 2005, and to date have been involved primarily in organizational activities, obtaining financing, acquiring an interest in the claims and conducting exploration work on the claims. Accordingly we have no track record of successful exploration activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a junior resource exploration company. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions.  There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

4.  Our failure to perform exploratory activities with respect to the claims, or our failure to make required payments or expenditures, could cause us to lose title to the mineral claim.

The Molly1 Claim has an expiration date of October 20, 2011. In order to maintain the tenure of our ownership of the claims in good standing, it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of approximately $1,700 Canadian dollars, or pay the equivalent sum to the Province of British Columbia in lieu of the exploratory work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on October 20, 2011, will result in the forfeiture of our title to the claim.

5.  Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on our Molly1 Claim or other mineral properties that we acquire.

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

7.  Access to the Molly1 Claim is seasonally restricted by inclement weather, which may delay our exploration and any future mining efforts.

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

Mr. Jag Sandhu, our President, Chief Executive Officer and a director, beneficially owns 81% of our outstanding common stock. The interests of Mr. Sandhu may not be, at all times, the same as that of our other shareholders. Since Mr. Sandhu is not simply a passive investor but is also an executive officer and director of the Company, his interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Sandhu exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of the Company’s Board of Directors. Also, Mr. Sandhu will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of Nava with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Sandhu may also have the effect of delaying, deferring or preventing a change of control of Nava, which may be disadvantageous to minority shareholders.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 12, 2011, the Company had 12,338,604 shares of common stock outstanding. Accordingly, we may issue up to an additional 387,661,396 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We do not have any ownership or lease interests in any property other than our interest in the Molly1 Claim.

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

Holders

As of September 12, 2011, the Company had 12,338,604 shares of our common stock issued and outstanding held by 50 holders of record.

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

We have adopted a stock option plan.

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

1.  Since the next anniversary date of the Claims is October 20, 2011 we will need to arrange some exploration work worth approximately $1,700 or pay the Province of British Columbia $1,700 in lieu of filing exploration expenses in order to keep the Claims in good standing.

2.  We conducted a phase one program of prospecting and lithogeochemical sampling of Sicker Group rocks in the Lake Cowichan area, Vancouver Island in 2010.  The Sicker Group is prospective for polymetallic ‘Kuroko-type’ massive sulphide deposits rich in copper, lead, zinc, silver and gold and is exposed in a number of structural uplifts on Vancouver Island.  Two of these uplifts host economically significant Kuroko deposits, including the Myra Falls mine in the Buttle Lake Uplift, and the Mount Sicker (intermittent producer up to 1952) and Lara deposits in the Cowichan Lake Uplift.

Nava’s exploration was focused in the southeast end of the Cowichan Lake uplift, which extends in an arcuate, northwest-trending belt over approximately 100 km between Saltspring Island (in the southeast) and Horne Lake in the north.

The Molly1 claim, comprising 20 units (424.96 hectares) was staked in October 2010 to cover outcroppings of the prospective McLaughlin Ridge formation (within the Sicker), approximately 4.5 kilometers along geological strike to the east of the North claim, which was prospected by Nava in 2008; this claim was allowed to lapse in 2010.  The Molly1 claim is bounded to the east by the Meade Creek valley, and is accessible via logging roads extending north from the main highway along the steep western slope of the valley.

Exploration on Molly1 during 2010 comprised reconnaissance traverse of roads in the area in late October 2010.   Outcroppings of Sicker Group and other rocks are exposed in road cuts over a distance of perhaps 2 kilometers along the main access road.  The McLaughlin Ridge Formation is well exposed over a distance of about one kilometer in this area and comprises a relatively uniform section of steeply dipping, banded, medium grey fine grained tuffites and cherty tuffites with occasional quartz veining and local finely disseminated pyrite.  Exposures of siltstone and grit representing the much younger Nanaimo Group (Benson Formation) occur at the north end of this section, which is bounded to the south by outcroppings of the Mount Hall Gabbro and intermediate intrusive rocks of the Nitnat Formation.

This section of rocks was prospected over a distance of about one kilometer within the claim boundary, focusing on the McLaughlin Ridge Formation. No visible mineralization, other than occasional minor disseminated pyrite was noted.  A total of 46 grab samples were taken at intervals across the section and sent for multi-element geochemical analysis (36 element suite), which included the Kuroko indicator elements copper, lead, zinc, silver, gold, barium, and arsenic.  No significant anomalies were indicated in this analysis, though three samples (tuffite) demonstrated weakly anomalous barium concentrations.

3.  We will be further analyzing the data received and if warranted conducting further work on the property in spring of 2012.  Depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in May 2012.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Results of Operations

We have had no operating revenues since our inception on July 21, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2011 we have raised a total of $188,870 from private offerings of our common stock.

For the year ended June 30, 2011 we incurred expenses in the amount of $79,099, a increase of approximately 211% as compared to expenses of $25,376 in the year ended June 30, 2010.  Professional fees increased from $21,680 in the year ended June 30, 2010 to $27,466 in the year ended June 30, 2011.  In addition, in the year ended June 30, 2011 we incurred $4,598 exploration costs, as compared to nil exploration costs in the year ended June 30, 2010, as a result of exploration work on our Molly1 claim.

In the year ended June 30, 2011 we incurred a net loss of $78,066, as compared to a net loss of $25,286 in the year ended June 30, 2010.  For the period from July 21, 2005 (inception) to June 30, 2011, we have an accumulated loss of $193,874.

Liquidity and Capital resources

At June 30, 2011, we had cash and cash equivalents in the amount of $62,180, a decrease of approximately 31% as compared to cash and cash equivalents in the amount of $89,581 on June 30, 2010. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in February 2012. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2011, the Company had accumulated losses of $193,874. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Summary of Critical Accounting Estimates

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010. The adoption of the accounting standards is not expected to have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 “Compensation – Stock Compensation” (“ASU 2010-13”). This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This update provides amendments to ASC 718, “Compensation – Stock Compensation” to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for reporting periods beginning after December 15, 2010. The adoption of the accounting standards is not expected to have an impact on the Company’s consolidated financial statements.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In performing the assessment, management noted that our board of directors is performing the duties of the audit committee, there is only one independent director, and none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our board of directors means that no member of our board of directors has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management's activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our board of directors raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of June 30, 2011, our company's internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors, nor do we have any current plans to add any additional directors.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

During the year ended June 30, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Directors and Officers currently serving our Company is as follows:

Name	Age	Positions and Offices

Jag Sandhu	43	President, Chief Executive Officer, Chief Financial Officer and Director

Don Blackadar	58	Director

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

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SARS (#)	LTIP Payouts ($)
Jag Sandhu President, CEO(1)	2011 2010 2009 2008 2007	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	$0 $0 $0 $4,000(3) $12,000
Johnny Astorino Chief Financial Officer(2)	2010 2009 2008 2007	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0

[1] Appointed President on July 22, 2005, appointed CEO on July 22, 2006
[2] Appointed Chief Financial Officer October 15, 2005 Resigned September 1, 2010.
[3] Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From Inception (July 21, 2005) to June 30, 2011, we recognized a total of $16,000 for his services.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 12, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,338,604 shares of our common stock issued and outstanding as of September 12, 2011. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 303 – 11861 88th Avenue, Surrey, B.C., Canada V4C 3C7.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior to This Offering
Common Stock:	Jag Sandhu President, Chief Executive Officer and Director	8,000,000	64.8%
Common Stock:	Amarjit Sandhu(1)	2,000,000	16.2%
Common Stock:	Johnny Astorino	1,000,000	8.1%
Common Stock:	Don Blackadar Director	3,340	Less than 1%
All executive officers and directors as a group 2 persons)		11,003,340	89.2%

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

Mr. Jag Sandhu provides consulting services to us that are recognized on our financial statements. From inception on July 21, 2005 to June 30, 2011, we recognized a total of $16,000 for his services.

During the current year, the Company incurred $2,220 (2010 - $nil) exploration costs with two directors of the Company.

As at June 30, 2011 $4,676 was due to two directors of the Company.

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

Item 14.  Principal Accounting Fees and Services

Mackay LLP is our registered independent auditor. Their fees billed to the Company are set forth below:

	Fiscal year ending June 30, 2011 (Mackay)	Fiscal year ending June 30, 2010 (Mackay)
Audit Fees	$9,100	$7,500
Audit Related Fees	$5,277	$ 4,500
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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

NAVA RESOURCES, INC.
(An Exploration Stage Company)
June 30, 2011

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: 604-687-4511 Fax: 604-687-5805 Toll Free: 1-800-351-0426 www.MacKay.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Nava Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Nava Resources, Inc. (an exploration stage company) as of June 30, 2011 and 2010, and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Nava Resources, Inc., for the period from inception on July 21, 2005 through June 30, 2008 were audited by other auditors whose report, dated September 15, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of June 30, 2008 reflect an accumulated deficit of $60,134.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from July 21, 2005 (date of inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada September 12, 2011	“MacKay LLP” CHARTERED ACCOUNTANTS

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010

ASSETS

Current
Cash and cash equivalents	$62,180	$89,581

Equipment(Note 3)	123	199

TOTAL ASSETS	$62,303	$89,780

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,585	$13,751
Due to related parties (Note 5)	4,676	920

Total current liabilities	19,261	14,671

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock (Note 6)
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2010 – 12,263,604)	123	123
Additional paid-in capital	236,793	190,794
Deficit accumulated during the exploration stage	(193,874)	(115,808)

Total stockholders’ equity	43,042	75,109

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,303	$89,780

The accompanying notes are an integral part of these consolidated financial statements.

On Behalf of the Board:

“Jag Sandhu”          Director
“Don Blackadar”     Director

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2011	Year ended June 30, 2010	Accumulated from July 21, 2005 (date of inception) to June 30, 2011

EXPENSES
Amortization	$76	$122	$1,194
Consulting	-	-	16,000
Consulting – stock based compensation	45,249	2,798	48,047
Exploration costs (note 5)	4,598	-	16,624
Office and miscellaneous	1,710	776	9,828
Professional fees	27,466	21,680	111,306

Operating loss	(79,099)	(25,376)	(202,999)

Other items
Cost recovery	1,000	-	1,000
Interest income	33	90	8,125
	1,033	90	9,125

NET AND COMPREHENSIVE LOSS	$(78,066)	$(25,286)	$(193,874)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,305,351	12,247,979

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2011	Year ended June 30, 2010	Accumulated from July 21, 2005 (date of inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,066)	$(25,286)	$(193,874)
Non-cash operating items:
Amortization	76	122	1,194
Consulting – stock based compensation	45,249	2,798	48,047

Changes in non-cash working capital items:
Accounts payable and accrued liabilities	834	2,943	14,585

Net cash provided by (used in) operating activities	(31,907)	(19,423)	(130,048)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	750	375	188,870
Due to related parties	3,756	-	4,676

Net cash provided by financing activities	4,506	375	193,546

Change in cash and cash equivalents	(27,401)	(19,048)	62,180

Cash and cash equivalents, beginning	89,581	108,629	-

Cash and cash equivalents, ending	$62,180	$89,581	$62,180

Supplemental disclosures with respect to cash flows:

Cash and cash equivalents consist of:
Cash on deposit	$10,334	$7,768	$10,334
Term deposit	51,846	81,813	51,846
	$62,180	$89,581	$62,180

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
June 8, 2011
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	$123	$236,793	$-	$(193,874)	$43,042

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying $193,874 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

h)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with the FASB’s accounting standard for Earnings per Share. It requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As the Company incurred a net loss in fiscal 2011 and fiscal 2010, the stock options as disclosed in note 6 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

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

j)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB’s accounting standards for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities, and due to related parties approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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

l) Recent Accounting Pronouncements

(i)	In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010. The adoption of the accounting standards is not expected to have an impact on the Company’s consolidated financial statements.

(ii)	In April 2010, the FASB issued Accounting Standards Update No. 2010-13 “Compensation – Stock Compensation” (“ASU 2010-13”). This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This update provides amendments to ASC 718, “Compensation – Stock Compensation” to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for reporting periods beginning after December 15, 2010. The adoption of the accounting standards is not expected to have an impact on the Company’s consolidated financial statements.

3.	EQUIPMENT

	Cost	Accumulated amortization	Net Book Value June 30, 2011	Net Book Value June 30, 2010

Computer equipment	$1,318	$1,195	$123	$199

4.	MINERAL PROPERTY INTEREST

On August 28, 2007, the Company’s President acquired certain mineral claims (the “Property”) located in the Victoria mining division of the Province of British Columbia, Canada at a cost of $255. On November 22, 2007, the President transferred the Property to Nava Resources Canada and was reimbursed by the Company. During the year ended June 30, 2011, the Company paid costs amounting to $4,598 (2010 - $Nil).

5.	RELATED PARTY TRANSACTIONS

During the current year, the Company incurred $2,220 (2010 - $nil) exploration costs with two directors of the Company.

A director and officer of the Company contributed services to the Company. The amounts are not recorded as they are not material.

As at June 30, 2011 $4,676 was due to two directors of the Company. As at June 30, 2010, $920 was due to a director and a former director of the Company. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

6.	STOCK OPTIONS

Stock Options

The Company has adopted a Stock Incentive Plan (the “Plan”). The essential elements of the Plan provide that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The Options granted under the Plan shall have a maximum term of five years.

The Company has the following stock options outstanding:

Expiry Date	Exercise Price	Number of Options Outstanding	Number of options Exercisable

November 28, 2014	$0.01	12,500	12,500
August 31, 2015	$0.01	250,000	250,000
November 30, 2015	$0.01	25,000	25,000
		287,500	287,500

A summary of the status of the Company’s stock options as of June 30, 2011 and changes during the year are as follows:

	# of options	Weighted average exercise price
Options outstanding, June 30, 2009	-	$-
Granted	125,000	0.01
Exercised	(37,500)	(0. 01)
Options outstanding, June 30, 2010	87,500	0.01
Granted	275,000	0.01
Exercised	(75,000)	(0. 01)
Options outstanding, June 30, 2011	287,500	$0.01

6.	STOCK OPTIONS (cont’d…)

The fair value of the options granted during the year was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010
Expected annual volatility	160.7%	126.69%
Risk free interest rate	1.34%	2.55%
Expected life	5 years	5 years
Expected dividend yield	0%	0%
Exercise price	$0.01	$0.01
Closing price on the date of grant	$0.16	$0.04

The fair value of the stock options granted during the year is $43,383 (2010 - $4,664). The stock options granted in 2011 vested immediately. The stock options granted in 2010 vested between 25% and 50% every six months from the date of the grant. The fair value of the stock options vested during the year is $45,249.

7.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		June 30 , 2011	June 30, 2010

Net loss before income taxes per financial statements	$	$ (78,066)	$ (25,286)
Income tax rate		35%	35%
Income tax recovery		(27,300)	(8,900)
Unrecognized items for tax purposes		15,800	-
Valuation allowance change		11,500	8,900

Provision for income taxes		$ –	$ –

The significant components of deferred income tax assets at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Net operating loss carryforward	$ 51,100	$ 39,600
Valuation allowance	(51,100)	(39,600)

Net deferred income tax asset	$ –	$ –

7.	INCOME TAXES (cont’d…)

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended June 30, 2011 and 2010. At June 30, 2011, the Company has net operating loss carryforwards, which expire commencing in 2025, totaling approximately $141,000 in the United States and approximately $7,000 in Canada.

8.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and amounts due to related parties, unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At June 30, 2011 the Company had the following financial assets and liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Accounts payable and accrued liabilities	$14,535	$14,016
Due to related parties	$4,676	$4,509

At June 30, 2011 US dollar amounts were converted at a rate of $0.9643 Canadian dollars to $1.00 US dollar.

9.	SUBSEQUENT EVENT

The Company has evaluated subsequent events according to ASC Topic 855 and has determined that there are no events to disclose.

(b) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
21.1	Subsidiaries of Registrant*
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP. Chartered Accountant, Certified Public Accountants, P.C.*
31.	Rule 13a-14(a)/15d14(a) Certifications
32.	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

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

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	September 12, 2011

/s/ Don Blackadar Don Blackadar	Director	September 12, 2011