Form 10-Q
period 2011-09-30
Nava Resources, Inc.
filed 2011-11-07
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:      333-150582

NAVA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 206 – 595 Howe Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T5 (Zip Code)

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of October 22, 2011.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
September 30, 2011

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity	F–4

Notes to the Interim Consolidated Financial Statements	F–5 - F–6

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011

ASSETS

Current
Cash and cash equivalents	$55,133	$62,180
Equipment	109	123

TOTAL ASSETS	$55,242	$62,303

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,079	$14,585
Due to related party	920	4,676

Total current liabilities	15,999	19,261

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2011 – 12,338,604)	123	123
Additional paid-in capital	236,793	236,793
Deficit accumulated during the exploration stage	(197,673)	(193,874)

Total stockholders’ equity	39,243	43,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,242	$62,303

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2011 (Unaudited)	Three months ended September 30, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2011 (Unaudited)

EXPENSES
Amortization	$14	$23	$1,208
Consulting	-	-	16,000
Consulting – stock based compensation	-	39,450	48,047
Exploration costs	-	-	16,624
Office and miscellaneous	271	90	10,099
Professional fees	3,519	4,429	114,825

Operating loss	(3,804)	(43,992)	(206,803)

Other items

Cost recovery	-	1,000	1,000
Interest income	5	10	8,130

NET AND COMPREHENSIVE LOSS	$(3,799)	$(42,982)	$(197,673)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,338,604	12,286,702

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2011 (Unaudited)	Three months ended September 30, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,799)	$(42,982)	$(197,673)
Non-cash operating item:
Amortization	14	23	1,208
Consulting – stock based compensation	-	39,450	48,047
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	494	(3,066)	15,079

Net cash provided by (used in) operating activities	(3,291)	(6,575)	(133,339)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITY
Issuance of capital stock	-	250	188,870
Due to (from) related party	(3,756)	1,000	920

Net cash provided by (used in) financing activity	(3,756)	1,250	189,790

Change in cash and cash equivalents	(7,047)	(5,325)	55,133

Cash and cash equivalents, beginning	62,180	89,581	-
Cash and cash equivalents, ending	$55,133	$84,256	$55,133

Cash and cash equivalents consists of:

Cash	$3,282	$2,432	$3,282
Term deposit	51,851	81,824	51,851
	$55,133	$84,256	$55,133

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
June 8, 2011
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	123	236,793	-	(193,874)	43,042
Net loss	-	-	-	-	(3,799)	(3,799)
Balance, September 30,2011	$12,338,604	$123	$236,793	$-	$(197,673)	$39,243

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.	NATURE AND CONTINUANCE OF OPERATIONS

Nava Resources, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at September 30, 2011, the Company has accumulated losses of $197,673 since inception. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual consolidated financial statements, except as discussed in Note 3 below.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations or cash flows.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended September 30, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

On June 1, 2007, we accepted subscriptions for 352,000 units from 10 investors. The units were sold at a purchase price of $0.16 per unit, amounting in the aggregate to $56,320. Each unit was comprised of one share of our common stock and one warrant. Each warrant entitles the warrant holder to purchase one share of common stock at an exercise price of $0.20 per share. Each warrant expired on June 1, 2009. The offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

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

Geology North of Cowichan Lake Including North Property

Conditions to Retain Title to the Claims

The mineral titles are subject to annual renewal and government permits for specific field work.  The claims are valid until their next anniversary date of October 20, 2013.  They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work.  Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately CAN$1,700 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

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

1.  Since the next anniversary date of the Claims is October 20, 2013 we will need to arrange some exploration work worth approximately $1,700 or pay the Province of British Columbia $1,700 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

5. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

	Three months ended September 30, 2011 (Unaudited)	Three months ended September 30, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to September 30, 2011 (Unaudited)

EXPENSES
Amortization	$14	$23	$1,208
Consulting	-	-	16,000
Consulting – stock based compensation	-	39,450	48,047
Exploration costs	-	-	16,624
Office and miscellaneous	271	90	10,099
Professional fees	3,519	4,429	114,825

Operating loss	(3,804)	(43,992)	(206,803)

Other items

Cost recovery	-	1,000	1,000
Interest income	5	10	8,130

NET AND COMPREHENSIVE LOSS	$(3,799)	$(42,982)	$(197,673

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,338,604	12,286,702

Revenues

We have had no operating revenues since our inception on July 21, 2005 to September 30, 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2011 decreased to $3,804 from $43,992 in the three months ended September 30, 2010, primarily as a result of no stock-based compensation in the current quarter.

Mineral Property Costs

In the three months ended September 30, 2011, we incurred $nil mineral property costs compared to mineral property costs of $nil in the three months ended September 30, 2010.

Rent

Our office space is being provided free of charge.  They can be no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2011 was $3,799, as compared to $42,982 in the three months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $55,133 and a working capital of $39,134. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in February 2012. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2011, the Company had accumulated losses of $197,673. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 28, 2011.

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

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	October 27, 2011
Jag Sandhu	and Director, Principal Executive,
Financial and Accounting Officer

/s/ Don Blackadar	Director	October 27, 2011
Don Blackadar