Form 10-Q
period 2011-12-31
Nava Resources, Inc.
filed 2012-01-30
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of January 19, 2012.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
December 31, 2011

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011

ASSETS

Current
Cash and cash equivalents	$36,777	$62,180

Equipment	97	123

TOTAL ASSETS	$36,874	$62,303

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,734	$14,585
Due to related party	2,231	4,676

Total current liabilities	8,965	19,261

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2011 – 12,338,604)	123	123
Additional paid-in capital	236,793	236,793
Deficit accumulated during the exploration stage	(209,007)	(193,874)

Total stockholders’ equity	27,909	43,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,874	$62,303

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2011 (Unaudited)	Three months ended December 31, 2010 (Unaudited)	Six months ended December 31, 2011 (Unaudited)	Six months ended December 31, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to December 31, 2011 (Unaudited)

EXPENSES
Amortization	$12	$20	$26	$43	$1,220
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	3,933	-	43,383	48,047
Exploration costs	2,009	4,571	2,009	4,571	18,633
Office and miscellaneous	639	73	910	163	10,738
Professional fees	8,679	3,788	12,198	8,217	123,504

Operating loss	(11,339)	(12,385)	(15,143)	(56,377)	(218,142)

Other items
Cost recovery	-	-	-	1,000	1,000
Interest income	5	10	10	20	8,135
	5	10	10	1,020	9,135

NET AND COMPREHENSIVE LOSS	$(11,334)	$(12,375)	$(15,133)	$(55,357)	$(209,007)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,338,604	12,305,995	12,338,604	12,291,608

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2011 (Unaudited)	Six months ended December 31, 2010 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to December 31, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,133)	$(55,357)	$(209,007)
Non-cash operating item:
Amortization	26	43	1,220
Consulting – stock based compensation	-	43,383	48,047

Changes in non-cash working capital item:
Accounts payable and accrued liabilities	(7,851)	(4,722)	6,734

Net cash used in operating activities	(22,958)	(16,653)	(153,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activities	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	500	188,870
Due to (from) related party	(2,445)	-	2,231

Net cash provided by financing activities	(2,445)	500	191,101

Change in cash and cash equivalents	(25,403)	(16,153)	36,777

Cash and cash equivalents, beginning	62,180	89,581	-

Cash and cash equivalents, ending	$36,777	$73,428	$36,777

Cash and cash equivalents composed of:

Cash on deposit	$9,921	$1,596	$9,921
Term deposit	26,856	71,832	26,856

	$36,777	$73,428	$36,777

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
June 8, 2011
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	123	236,793	-	(193,874)	43,042
Net loss	-	-	-	-	(15,133)	(15,133)
Balance, December 31,2011	12,338,604	$123	$236,793	$-	$(209,007)	$27,909

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at December 31, 2011 the Company has accumulated losses of $209,007 since inception. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual consolidated financial statements, except as discussed in Note 3 below.

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
DECEMBER 31, 2011

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Nava Resources, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended June 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview of our Business

We are an exploration stage company formed for the purposes of acquiring, exploring and, if warranted and feasible, developing natural resource properties. We have a claim that was staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits. Our objective is to conduct exploration activities on the Molly1 Claim to assess whether they possess evidence of mineralization sufficient to merit further exploration activities.  The Molly1 Claim is without known reserves.

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We have enough funds to complete our Phase One exploration program but not phase two.  We will have to raise additional funds if we decide to proceed with a phase two program or enter into a joint venture or option agreement with another company.

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

3.  We will be further analyzing the data received and if warranted conducting further work on the property in spring of 2012 .  Depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on July 21, 2005 to December 31, 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

General and Administrative Expenses

Our general and administrative expenses in the six months ended December 31, 2011 decreased to $15,143 from $56,377 in the six months ended December 31, 2010, primarily as a result of decrease in stock based compensation.

Mineral Property Costs

In the six months ended December 31, 2011, we incurred $2,009 mineral property costs compared to mineral property costs of $4,571 in the six months ended December 31, 2010. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that this office space will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the six months ended December 31, 2011 was $15,133 as compared to $55,357 in the six months ended December 31, 2010. The decrease in the net loss was due primarily as a result of a decrease in stock based compensation.

Liquidity and Capital Resources

At December 31, 2011, we had cash of $36,777 and a working capital of $27,812. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program but not a Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in April 2012. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of December 31, 2011, the Company had accumulated losses of $209,007. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended December 31, 2011, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but intend to commence shortly the system and process of documentation and evaluation needed to comply with Section 404.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	January 26, 2012

/s/ Don Blackadar Don Blackadar	Director	January 26, 2012