Form 10-Q
period 2012-03-31
Nava Resources, Inc.
filed 2012-05-09
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53565

NAVA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 206 - 595 Howe Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T5 (Zip Code)

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of May 2, 2012.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
March 31, 2012

Index

Interim Consolidated Balance Sheets	F–5
Interim Consolidated Statements of Operations	F–6
Interim Consolidated Statements of Cash Flows	F–7
Interim Consolidated Statement of Stockholders’ Equity	F–8
Notes to the Interim Consolidated Financial Statements	F–9 - F–10

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011

ASSETS

Current
Cash and cash equivalents	$29,971	$62,180

Equipment	86	123

TOTAL ASSETS	$30,057	$62,303

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,147	$14,585
Due to related party	920	4,676

Total current liabilities	4,067	19,261

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2011 – 12,338,604)	123	123
Additional paid-in capital	236,793	236,793
Deficit accumulated during the exploration stage	(210,926)	(193,874)

Total stockholders’ equity	25,990	43,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,057	$62,303

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2012 (Unaudited)	Three months ended March 31, 2011 (Unaudited)	Nine months ended March 31, 2012 (Unaudited)	Nine months ended March 31, 2011 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2012 (Unaudited)

EXPENSES
Accounting – stock based compensation	$-	$-	$-	$3,933	$3,933
Amortization	11	17	37	60	1,231
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	-	39,450	48,047
Exploration costs	-	-	2,009	4,571	18,633
Office and miscellaneous	70	62	980	225	10,808
Professional fees	1,845	2,049	14,043	10,266	125,349

Operating loss	(1,926)	(2,128)	(17,069)	(58,505)	(220,068)

Other items
Cost recovery	-	-	-	1,000	1,000
Interest income	7	5	17	25	8,142
	7	5	17	1,025	9,142

NET AND COMPREHENSIVE LOSS	$(1,919)	$(2,123)	$(17,052)	$(57,480)	$(210,926)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,338,604	12,313,604	12,338,604	12,313,604

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2012 (Unaudited)	Nine months ended March 31, 2011 (Unaudited)	Accumulated from July 21, 2005 (date of inception) to March 31, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,052)	$(57,480)	$(210,926)
Non-cash operating item:
Amortization	37	60	1,231
Stock based compensation	-	43,383	48,047
Changes in non-cash working capital items:
Receivables	-	-	-
Accounts payable and accrued liabilities	(11,438)	(5,677)	3,147

Net cash provided by (used in) operating activities	(28,453)	(19,714)	(158,501)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activity	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	500	188,870
Due to (from) related party	(3,756)	(907)	920

Net cash provided by financing activities	(3,756)	(407)	189,790

Change in cash and cash equivalents	(32,209)	(20,121)	29,971

Cash and cash equivalents, beginning	62,180	89,581	-

Cash and cash equivalents, ending	$29,971	$69,460	$29,971

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
July 21, 2005
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
June 30, 2006
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

March 1, 2007
Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
March 4, 2007
Cancellation of common stock ($0.00001/share)	(18,000,000)	(180)	-	-	-	(180)
March 20, 2007	-	-	-	-	-
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
April 18, 2007
Cancellation of common stock ($0.00001/share)	(11,000,000)	(110)	-	-	-	(110)
June 1, 2007
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

November 29, 2009
Issuance of capital stock ($0.01/share) and stock based compensation	37,500	-	3,173	-	-	3,173
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

July 7, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
December 3, 2010
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
June 8, 2011
Issuance of capital stock ($0.01/share)	25,000	-	250	-	-	250
Stock based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	123	236,793	-	(193,874)	43,042
Net loss	-	-	-	-	(17,052)	(17,052)
Balance, March 31,2012	12,338,604	$123	$236,793	$-	$(210,926)	$25,990

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company interest in the underlying properties, and the attainment of profitable operations. As at March 31, 2012 the Company has accumulated losses of $210,926 since inception. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

2.	BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim consolidated financial statements as those in the most recent audited annual consolidated financial statements, except as discussed in Note 3 below.

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
MARCH 31, 2012

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

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We have completed our Phase One exploration program but not Phase Two.  We will have to raise additional funds if we decide to proceed with a Phase Two program or enter into a joint venture or option agreement with another company.

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

3.  We will be further analyzing the data received and if warranted conducting further work on the property in November / December 2012 .  Depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in September 2012.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Revenues

We have had no operating revenues since our inception on July 21, 2005 to March 31, 2012. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended March 31, 2012 decreased to $17,069 from $58,505 in the nine months ended March 31, 2011, primarily as a result of stock based compensation.

Mineral Property Costs

In the nine months ended March 31, 2012, we incurred $2,009 mineral property costs compared to mineral property costs of $4,571 in the nine months ended March 31, 2011. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the nine months ended March 31, 2012 was $17,052 compared to $57,480 in the nine months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $29,971 and a working capital of $25,904. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in November / December 2012. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of March 31, 2012, the Company had accumulated losses of $210,926. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles and are expressed in U.S. dollars. For a change in accounting policies, please see Note 3 to our financial statements for our quarter ended March 31, 2012, which are included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Item 6. Exhibits

Exhibit 31 -	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 -	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	May 2, 2012

/s/ Don Blackadar Don Blackadar	Director	May 2, 2012