Form 10-K
period 2012-06-30
Nava Resources, Inc.
filed 2012-09-17
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Suite 206 – 595 Howe Street
Vancouver, B.C., Canada V6C 2T5
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
 Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2011 was $367,800.

The number of shares outstanding of the registrant’s common stock as of September 10, 2012 was 12,338,604.

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

On November 10, 2011, Mr. Sandhu sold 4,500,000 shares of common stock of the Company held by him to Pamela Kathleen Pickett in consideration for 490,000 shares of common stock of PMI Gold Corp., a British Columbia corporation, valued at $235,200. Also on November 10, 2011, John Astorino, the Company’s former Chief Financial Officer, sold 1,000,000 shares of the Company’s common stock to Ms. Pickett for $30,000 in cash. After giving effect to these sales, (i) Mr. Sandhu beneficially owns an aggregate of 5,500,000 shares (which includes 2,000,000 shares held by Amarjit Sandhu, Mr. Sandhu’s wife), (ii) Mr. Astorino owns no shares, and (iii) Ms. Pickett beneficially owns 5,500,000 shares, of the Company’s common stock. Each of Mr. Sandhu and Ms. Pickett own approximately 44.6% of the issued and outstanding common stock of the Company based upon 12,338,604 shares issued and outstanding as of the date of the sales. These sales were made not pursuant to any written stock purchase or other agreement.

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

On August 28, 2007, Mr. Jag Sandhu, our President and Chief Executive Officer and a director, acquired two claims for a 637.39 hectare (approximately 1575.03 acres) mineral concession in the Cowichan Lake area of Vancouver Island, in the Province of British Columbia, Canada through British Columbia’s online staking service. These mineral claims are known as the North 1 and North 2 Claims. On November 22, 2007, Mr. Sandhu transferred the claims to Nava Canada using British

Columbia’s Mineral Title Online web site.  Our intention was to conduct exploratory activities with respect to these claims, and if viable mineral deposits were discovered, develop and extract such minerals. In addition, subject to funding and exploration results, we anticipated acquiring additional properties of interest and either abandoning our existing properties or entering into agreements to sell all or a portion of those properties.

In October 2007, we engaged a professional mining engineering service and consulting firm, MineStart Management Inc. (“MineStart”), to review the geologic premise and information upon which the North Claims were staked, and to provide a technical report as to its merit as an exploration prospect, including recommendations on appropriate next steps.  The report on the claims, entitled “North 1 and 2 Project – A VMS Investigation” and dated December 7, 2007, describes the mineral claim (tenures, location and access) and the regional, local and property geology. It also includes relevant information on targeted deposit types and mineralization, and recommendations with associated budgets, regarding the initial strategy that should be followed in exploring the claim.

We performed an exploration program on the North 1 and North 2 Claims in August 2008.   This program involved a review of property geology based on government compilations, acquisition of relevant air photo coverage and a visit to the property by Jag Sandhu and Don Blackadar.  The purpose of this visit was to become familiar with the general layout of the property and related road access, and to prospect and collect rock samples in readily accessible areas. Work was concentrated in the south part of the property on the North 2 Claim which is accessible just off of the Cowichan Lake highway, with foot access via an overgrown secondary road leading into the claim.

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

On October 24, 2010 we allowed our North Claims to expire in order to concentrate on our Molly1 claim.

The Molly1 claim was staked by Nava Canada on October 20, 2010.  The claim comprises 20 contiguous units totaling 424.96 hectares.

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

Sicker Group Geology and Mineral Potential

Vancouver Island is dominated by rocks of the Wrangellia Terrane, which is interpreted to represent a Paleozoic Island Arc assemblage, accreted to the North American content about 100 million years ago.  Mid-Devonian volcanic rocks of the Sicker Group, representing the basement of this complex, are the oldest rocks on Vancouver Island and are exposed in four major structural uplifts – Buttle Lake, Beddington, Nanoose, and Cowichan Lake.  The Molly1 Claim lies toward the southeast end of the Cowichan Lake Uplift, along the north shore of the east end of Cowichan Lake.  In the Cowichan Lake Uplift, the Sicker Group comprises three distinct volcanic / volcaniclastic assemblages – the Duck Lake Formation as the oldest member and overlain by the Nitnat Formation, which in turn is overlain, possibly unconformably, by the McLaughlin Ridge Formation.

Volcanic rocks of the Sicker Group are highly prospective for economically viable volcanogenic massive sulphide (“VMS”) deposits, which are the primary exploration target on the Molly1 Claim.   As a group, these deposits are rich in copper and zinc and also carry significant gold and silver values.

The most significant mineral deposit in the Sicker Group is the Myra Falls mine, a deposit located in the Buttle Lake Uplift. Other significant deposits, notably the Lara and Mount Sicker deposits, are located in the southeast part of the Cowichan Lake uplift, several kilometers northeast of the Molly1 Claim and separated from the property by a major geologic fault.

Massive sulphide mineralization was first discovered in the Sicker Group with the Mount Sicker discoveries in the late 1800s.  Production was from one main ore body via three separate underground mines (Tyee, Lenora and Richard III), which operated for several years. These mines were subsequently amalgamated and re-operated as the Twin J mine from 1942 to 1952.  Production from the Tyee mine (1901 – 09) totaled 5,840,593 kilograms copper and 13,725,069 grams silver, and 762,553 grams gold from 152,668 tonnes mined.  The Buttle Lake mine, which has been in operation since 1966, currently produces approximately 1 million equivalent of ore per year.  Over the 39 years to 2005, the mine yielded 24 million cqui with an average grade of 1.8% copper, 5.0% zinc, 2g/T gold and 52g/T silver. The Lara deposit, discovered in the mid-1980s, contains a drill indicated resource of 528,839 tonnes grading 1.01% copper, 1.22% lead, 5.87% zinc, 100.09 g/T sliver and 4.73 g/T gold.

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

The Cowichan Lake area generally, has been the subject of mineral exploration since the late 1800s and a large number and variety of mineral showings in the area are documented in B.C. government Minfile records.  Massey and Friday (1986) grouped Cowichan area mineral showings into five categories:

1.	Volcanogenic gold-bearing massive sulphides (Sicker Group Kuroko deposits).

2.	Gold-bearing, pyrite-chalcopyrite-quart-carbonate veins along shears, which are quite common cutting Sicker Group and Karmutsen Formation sills north of Cowichan Lake.

3.	Epithermal gold-silver deposits within Bonanza Group volcanics.

4.	Copper skarns developed in limy sediments apparently interbedded with basalts of the Karmutsen formation.

5.	Copper-molybdenum quartz veins in granodiorite and adjacent country rock on several properties. Chalcopyrite and pyrite, with or without molybdenite are the principle sulphides and minor sphalerite, galena and arsenopyrite are also reported.

The Molly 1 Claim

The Molly1 claim, comprising 20 units (424.96 hectares) was staked in October 2010 to cover outcroppings of the prospective McLaughlin Ridge formation (within the Sicker), approximately 4.5 kilometers along geological strike to the east of the North claim, which was prospected by Nava in 2008 and was allowed to lapse in 2010.  The Molly1 claim is bounded to the east by the Meade Creek valley, and is accessible via logging roads extending north from the main highway along the steep western slope of the valley.

Exploration on Molly1 during 2010 comprised a reconnaissance traverse of logging roads on and in the general vicinity of the claim.   Outcroppings of Sicker Group and other rocks are exposed in road cuts over a distance of perhaps 2 kilometers along the Meade Creek access road that crosses the claim.  The McLaughlin Ridge Formation is well exposed over a distance of about one kilometer in this area and comprises a relatively uniform section of steeply dipping, banded, medium grey fine grained tuffites and cherty tuffites with occasional quartz veining and local finely disseminated pyrite.  Exposures of siltstone and grit representing the much younger Nanaimo Group (Benson Formation) occur at the north end of this section, which is bounded to the south by outcroppings of the Mount Hall Gabbro and intermediate intrusive rocks of the Nitnat Formation.

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

Property and Claim Position

The Molly1 claim was staked by Nava Canada on October 20, 2010.  The claim comprises 20 contiguous units totaling 424.96 hectares. The Molly1 property is in the Victoria mining division of British Columbia and lies on the north shore of Cowhichan lake in southern Vancouver Island about 30km west of the town of Duncan and 10km west of the town of Lake Cowichan. (See location map below.)

Geology North of Cowichan Lake Including Molly1 Property

Conditions to Retain Title to the Claims

The Molly1 mineral titles are subject to annual renewal and government permits for specific field work.  The Molly1 claims are valid until their next anniversary date of October 20, 2013.  They can be renewed indefinitely by performance and recording of assessment work as defined in the Mineral Act (B.C.) or by payment of cash in lieu of work.  Work or cash payment of the equivalent of CAN$4.00 per hectare or approximately CAN$1,700 for each of the first, second and third anniversary years, and the equivalent of CAN$8.00 per hectare for each subsequent anniversary year is required. Contiguous claims may be grouped for purposes of applying the value of work from the site of work to other claims. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the claim.

Present Condition of the Claims

The Molly1 Claim was staked on October 20, 2010 by Nava Canada.. The Claim was staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits.

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

Government Approvals and Recommendations

We will be required to comply with all regulations defined in the British Columbia Mineral Tenure Act for the Province of British Columbia (the “Act”). The Act sets forth rules for:

  locating claims
  posting claims
  working claims
  reporting work performed

We also have to comply with the British Columbia Mineral Exploration Code which dictates how and where we can explore for minerals.  We must comply with these laws to operate our business. .  In order to explore for minerals on our mineral claim we must submit our exploration plan for review.  We believe that our exploration plan as described below will be accepted and an exploration permit will be issued to our agent or us. The exploration permit is the only permit or license we will need to explore for precious and base minerals on the mineral claim.

We will be required to obtain additional work permits from the British Columbia Ministry of Energy and Mines for any exploration work that results in a physical disturbance to the land.  Accordingly, we may be required to obtain a work permit depending on the complexity and affect on the environment if we proceed beyond the exploration work contemplated by our proposed exploration programs.  The time required to obtain a work permit is approximately four weeks.  We will incur the expense of our consultants to prepare the required submissions to the Ministry of Energy and Mines.  We will be required by the Mining Act of British Columbia to undertake remediation work on any work that results in physical disturbance to the land.  The cost of remediation work will vary according to the degree of physical disturbance.  No remediation work is anticipated as a result of completion of Stage One and Stage Two of our exploration program.

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

Costs and Effects of Compliance with Environmental Laws

Although we currently have no costs to comply with environmental laws concerning our exploration program, we will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to a natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.  Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended phases.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Employees

We currently have no employees. Our officers and directors provide consulting  services to us on a part time basis. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

Item 1A.  Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this Annual Report in evaluating our Company and its business, before purchasing shares of our Company’s common stock. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Company

1.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to explore and develop our mineral claim.  We have not generated revenues since inception, have incurred losses in developing our business, and further losses are anticipated. Our operations to date were funded entirely from capital raised from our private offerings of securities. We will continue to require additional financing to meet our obligations and the costs of operations and to execute our business strategy.  For the year ended June 30, 2012 we have incurred a loss of $24,064 and from inception on July 21, 2005 to June 30, 2012 we have incurred a loss of $217,938 and we expect losses to continue in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  We will require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We anticipate that our current assets of $25,651 as of June 30, 2012 will be sufficient to complete the first phase of our planned exploration program on the Molly1 Claim. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

The Molly1 Claim has an expiration date of October 20, 2013. In order to maintain the tenure of our ownership of the claims in good standing, it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of approximately $1,700 Canadian dollars, or pay the equivalent sum to the Province of British Columbia in lieu of the exploratory work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on October 20, 2013, will result in the forfeiture of our title to the claims.

5.  Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on our Molly1 Claim or other mineral properties that we may acquire.

In order for us to even commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties.  There is a substantial risk that the exploration program that we will conduct on the claims may not result in the discovery of any significant mineralization, and therefore no commercially viable mineral deposit.  There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit.  This would likely result in a decrease in the value of our common stock.

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

Access to the Molly1 Claim could potentially be restricted to the period between October and May of each year due to snowfall in the area. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring the Claim as planned. Attempts to visit, test, or explore the property may be limited to the few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures required to be made in order to retain title to our claims under provincial mineral property laws.

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

10.  Since the majority of our shares of common stock are owned by our President, Chief Executive Officer and director, and one other significant stockholder our other stockholders may not be able to influence control of the Company or decision making by management of the Company.

Mr. Jag Sandhu, our President, Chief Executive Officer and a director and one other stockholder each beneficially own approximately 45% of our outstanding common stock. The interests of Mr. Sandhu and this stockholder may not be, at all times, the same as that of our other shareholders. As an executive officer and director of the Company, Mr. Sandhu’s interests as an executive may, at times be adverse to those of shareholders. Where those conflicts exist, our shareholders will be dependent upon Mr. Sandhu exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of the Company’s Board of Directors. Also, Mr. Sandhu and the other significant stockholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority shareholders.

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

12. Because our Officer and Directors work for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our directors and officers work for other mining and mineral exploration companies.  Due to time demands placed on them and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. Their employment with other entities in addition to limiting the amount of time they can dedicate to us as a director or officer, may present a conflict of interest in helping us identify and obtain the rights to mineral properties and as to other business opportunities because they may also be considering the same properties or opportunities for other companies they work or consult for.

13. Damage to the environment could result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations. Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

We are subject to extensive regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work.   Other potential pollution or damage must be cleaned and renewed.  Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended phases.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Risks Relating to Our Common Stock

14.  Since public trading in our common stock is limited and sporadic, there can be no assurance that our stockholders will be able to liquidate their holdings of our common stock.

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

15.  Since public trading in our common stock is limited and sporadic, the market price of our common stock may be subject to wide fluctuations.

There is currently a limited public market for our common stock and we can provide no assurance that the market for our common stock will be sustained.  If a market is sustained, however, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations;

(2) our ability or inability to generate revenues;

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

16.  Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

17.  We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 10, 2012, the Company had 12,338,604 shares of common stock outstanding. Accordingly, we may issue up to an additional 387,661,396 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18.  State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares of our common stock.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or an exemption from registration is available for secondary trading in the state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

19.  Restrictions on the resale of securities for British Columbia residents and other Canadian residents may limit the ability of our shareholders to sell their securities.

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

20.  Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our executive offices are located at Suite 206 – 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The space is being provided to us without charge. This space may not be available to us free of charge in the future. We believe that this space is sufficient until we are able to generate revenues, if at all, and hire employees.

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

Item 4.  Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTC Bulletin Board (“OTCBB”) was approved on July 18, 2008 under the symbol “NAVA”.  Prior to that date there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended June 30, 2011 and June 30, 2012 as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2011	HIGH	LOW
First Quarter	$0.05	$0.015
Second Quarter	$0.16	$0.05
Third Quarter	$0.05	$0.015
Fourth Quarter	$0.08	$0.03

Fiscal 2012	HIGH	LOW
First Quarter	$0.10	$0.015
Second Quarter	$0.10	$0.015
Third Quarter	$0.10	$0.045
Fourth Quarter	$0.09	$0.03

Holders

As of September 10, 2012, the Company had 12,338,604 shares of our common stock issued and outstanding held by 50 holders of record.

The last reported sales price of our common stock on the OTCBB on September10, 2012, was $0.05

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

Securities Authorized Under Equity Compensation Plans

As of June 30, 2012, securities issued and securities available for future issuance under our Incentive Stock Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders			$-
Equity compensation plans not approved by security holders	275,000	(1)	$0.01	9,637,500
Total	275,000		$0.01	9,637,500

On October 26, 2009, our Board of Directors of Company adopted the Nava Resources, Inc. Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of up to 10,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Options granted are not to exceed terms beyond five years.

(1) Represents options to purchase, 250,000 and 25,000 shares of common stock at an exercise price of $0.01 on August 31, 2010 and November 30, 2010, respectively. These grants have no vesting.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

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

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We believe that we currently have enough funds to complete our Phase one exploration program and possibly Phase two depending on scope and costs.

1.  Prior to the next anniversary date of the Molly1Claims on October 20, 2013, we will need to arrange some exploration work worth approximately $1,700 or pay the Province of British Columbia $1,700 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

2.  We plan to further analyze the data received and if warranted conduct further work on the Molly1 Claim in the spring of 2013, which  may include geological mapping, a geochemical survey, trenching, sampling and analysis.

3.  If we are able to complete  the Phase Two exploration program, we plan to review its results in May 2013.  Further work on the Molly1 Claim property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

We may consider entering into a joint venture with a major resource company to obtain funding necessary to complete exploration beyond Phase Two in exchange for a percentage of our interest in our mineral claims. We have not undertaken any efforts to locate a joint venture partner and there can be no assurances that we will be successful doing so or that a major resource company or any other third party would be interested in such a partnership or that sufficient funds would be available.

4. We will also be evaluating other opportunities that might be brought to our attention.

Results of Operations

We have had no operating revenues since our inception on July 21, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended June 30, 2012 we incurred expenses in the amount of $24,091, a decrease of approximately 69% as compared to expenses of $79,099 in the year ended June 30, 2011.  Professional fees decreased from $27,466 in the year ended June 30, 2011 to $20,055 in the year ended June 30, 2012.  In addition, in the year ended June 30, 2012 we incurred $2,850 of exploration costs, as compared to $4,598 of exploration costs in the year ended June 30, 2011, as a result of exploration work on our Molly1 claim.

In the year ended June 30, 2012 we had a net loss of $24,064, as compared to a net loss of $78,066 in the year ended June 30, 2011.  For the period from July 21, 2005 (inception) to June 30, 2012, we have an accumulated loss of $217,938.

Liquidity and Capital resources

Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2011 we have raised a total of $188,870 from private offerings of our common stock. At June 30, 2012, we had cash and cash equivalents in the amount of $23,075, a decrease of approximately 62% as compared to cash and cash equivalents in the amount of $62,180 on June 30, 2011. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One program are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in February 2013. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

If additional funds are required, the additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding, if any, from the sale of our common stock or any other form of additional financing to fund our exploration activities. In the absence of such financing, we will not be able to continue our exploration of the Claims and our business will likely fail.

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2012, the Company had accumulated losses of $217,938. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Summary of Critical Accounting Estimates

Recently issued accounting pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K is not required to provide the information required by this item.

Item 8.   Financial Statements and Supplementary Data

The financial statements are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except for the lack of segregation of accounting duties as a result of limited personnel resources.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel. However, at this time management has decided that considering the abilities of the personnel now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In performing the assessment, management noted that our board of directors is performing the duties of the audit committee, there is only one independent director, and none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our board of directors means that no member of our board of directors has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management's activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our board of directors raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of June 30, 2012, our company’s internal controls over financial reporting were not effective. We do not currently have any plans to replace any existing member of our board of directors, nor do we have any current plans to add any additional directors.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

There was no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Directors and Officers currently serving our Company is as follows:

Name	Age	Positions and Offices

Jag Sandhu	44	President, Chief Executive Officer, Chief Financial Officer and Director

Don Blackadar	59	Director

The business address of each our officers and directors is c/o Nava Resources, Inc., Suite 206 – 595 Howe Street, Vancouver, B.C., Canada V6C 2T5.

Our directors serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Jag Sandhu

Jag Sandhu has been our President and Director since our inception on July 21, 2005 and has acted as our Chief Executive Officer since July 22, 2006 and our Chief Financial Officer since September 7, 2010. From January 2007 to present, Mr. Sandhu has been the president of JNS Capital Corp., a company engaged in providing Corporate Finance/Development and Investor Relations services to publicly traded junior exploration companies. From November 2004 to January 2007, Mr. Sandhu was Vice President of Corporate Finance for Pacific North West Capital Corp., a public company trading on the TSX Exchange and the OTCBB. From March 2002 to October 2004 Mr. Sandhu was Vice President of Corporate Development and Director of Nicer Canada Corp, a public company trading on the TSX Venture Exchange. From February 2000 to November 2001 Mr. Sandhu was the Chief Financial Officer and Director of Network Technology Professionals Inc., which was a public company trading on the TSX Venture Exchange. From September 1998 to January 2000, Mr. Sandhu was Vice President of Corporate Development of Group West Systems Ltd. which traded on the Toronto Stock Exchange. Mr. Sandhu’s experience in the mining exploration business and as an officer of a public company and as our President and Chief Executive Officer led to his appointment to the board of directors.

Don Blackadar

Don Blackadar has acted as a Director since June 1, 2007.  Mr. Blackadar is a non-practicing geologist with an MSc in Geology from the University of Alberta. Mr. Blackadar has operated his own small consulting company for the past 10 years, offering services as a senior business analyst.  He is also a partner in a small software development company specializing in software for the healthcare industry.  Mr. Blackadar’s experience as a geologist led to his appointment to the board of directors.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or control persons, which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.

Code of Ethics

The Company has not adopted a code of ethics because of the small size and limited resources of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2012 except that Mr. Blackadar failed to file a Form 4 to report his option grant to purchase 250,000 shares of common stock on August 30, 2010.

Item 11.  Executive Compensation

The table below summarizes sets forth all compensation awarded to, earned by, or paid to our chief executive officer for all services rendered in all capacities to us for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2012 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	IncentivePlan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jag Sandhu	2012	0	0	0	0	0	0	$0(1)	$0(1)
President, Chief Executive Officer, Chief Financial Officer	2011	0	0	0	0	0	0	$0(1)	$0(1)

 (1) Represents compensation paid to Mr.  Sandhu for consulting services provided to us.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s executive officers since our inception on July 21, 2005.

Employment Agreements

We are not presently a party to any employment or consulting agreements. We will review the requirement for such agreementsif and when our operations increase in significance.

Director Compensation

Our directors have not received any compensation for services rendered in their capacity as directors of the Company other than the 250,000 stock options exercisable at $0.01 granted to Mr. Don Blackadar on August 31, 2010.  There is no vesting for these stock options.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 10, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,338,604 shares of our common stock issued and outstanding as of September 10, 2012. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 206 – 595 Howe Street, Vancouver, B.C., Canada V6C 2T5.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock:	Jag Sandhu President, Chief Executive Officer and Director	5,500,000 (1)	44.6%
Common Stock:	Pamela Pickett 120 Caspian Way Brigadoon Perth, Australia 6069	5,500,000	44.6%
Common Stock:	Don Blackadar Director	3,340 250,000 (2)	Less than 1%
All executive officers and directors as a group 2 persons)		5,503,340	44.6%

(1)	Includes 2,000,000 shares held by Amarjit Sandhu, the wife of Jag Sandhu.

(2)	Mr. Blackadar has 250,000 stock options exercisable at $0.01 granted to him on August 31, 2010. There is no vesting for these stock options.

Item 13.  Certain Relationships and Related Transactions

On August 28, 2007, Jag Sandhu, our President, Chief Executive Officer and a director, acquired two claims for a 637.39 hectare (approximately 1575.03 acres) mineral claim in the Province of British Columbia, Canada for a total of $254.96. On November 22, 2007, Mr. Jag Sandhu transferred the claims to Nava Canada.

Jag Sandhu provides consulting services to us that are recognized on our financial statements. From inception on July 21, 2005 to June 30, 2012, we recognized a total of $16,000 for his services.

During the current year, the Company incurred $Nil (2011 - $2,200) in exploration costs with two directors of the Company.

As at June 30, 2012 $1,026.41 was due to a director of the Company. This amount is unsecured and have no fixed terms of repayment.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

Item 14.  Principal Accounting Fees and Services

On July 9, 2012 we changed our registered independent auditor to Dale Matheson Carr-Hilton Labonte LLP

Chartered Accountants ("DMCL”) from Mackay LLP. The fees billed to the Company from DMCL and Mackay are set forth below:

	Fiscal year ending June 30, 2012	Fiscal year ending June 30, 2011
Audit Fees	$7,000(DMCL)	$9,100 (Mackay)
Audit Related Fees	$3,900 (Mackay)	$5,277 (Mackay)
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nava Resources, Inc.

We have audited the accompanying consolidated balance sheets of Nava Resources, Inc. (an exploration stage company) as of June 30, 2012 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s consolidated financial statements as at June 30, 2011 were audited by other auditors whose report dated September 12, 2011 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The consolidated financial statements for the period from July 21, 2005 (date of inception) to June 30, 2011 reflect a total net loss of $193,874 of the related cumulative totals.  The other auditor report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, these consolidated financial statements present fairly, in all material respects, the financial position of Nava Resources, Inc. as of June 30, 2012 and the results of its operations and its cash flows for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2012, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

September 10, 2012
Vancouver, Canada

REPORT OF INDPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – MacKay LLP

To the Stockholders of
Nava Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Nava Resources, Inc. (an exploration stage company) as of June 30, 2011, and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Nava Resources, Inc., for the period from inception on July 21, 2005 through June 30, 2008 were audited by other auditors whose report, dated September 15, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of June 30, 2008 reflect an accumulated deficit of $60,134.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2011, and the results of its operations and its cash flows for the year then ended and for the period from July 21, 2005 (date of inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada September 10, 2012	“MacKay LLP” CHARTERED ACCOUNTANTS

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS

Current
Cash and cash equivalents	$23,075	$62,180
Prepaids	2,500	-

	25,575	62,180
Equipment	76	123

TOTAL ASSETS	$25,651	$62,303

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,584	$14,585
Due to related parties	1,089	4,676

Total current liabilities	6,673	19,261

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2011 – 12,338,604)	123	123
Additional paid-in capital	236,793	236,793
Deficit accumulated during the exploration stage	(217,938)	(193,874)

Total stockholders’ equity	18,978	43,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,651	$62,303

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2012	Year ended June 30, 2011	Accumulated from July 21, 2005 (date of inception) to June 30, 2012

EXPENSES
Amortization	$47	76	$1,241
Consulting	-	-	16,000
Consulting – stock based compensation	-	45,249	48,047
Exploration costs	2,850	4,598	19,474
Office and miscellaneous	1,139	1,710	10,967
Professional fees	20,055	27,466	131,361

Operating loss	(24,091)	(79,099)	(227,090)

Other items
Cost recovery	-	1,000	1,000
Interest income	27	33	8,152

NET AND COMPREHENSIVE LOSS	$(24,064)	$(78,066)	$(217,938)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	12,338,604	12,305,351

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2012	June 30, 2011	Accumulated from July 21, 2005 (date of inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,064)	$(78,066)	$(217,938)
Non-cash operating items:
Amortization	47	76	1,241
Consulting – stock based compensation	-	45,249	48,047

Changes in non-cash working capital items:
Prepaids	(2,500)	-	(2,500)
Accounts payable and accrued liabilities	(9,001)	834	5,584

Net cash used in operating activities	(35,518)	(31,907)	(165,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,318)

Net cash used in investing activities	-	-	(1,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	750	188,870
Due to related parties	(3,587)	3,756	1,089

Net cash provided by financing activities	(3,587)	4,506	189,959

Change in cash and cash equivalents	(39,105)	(27,401)	23,075

Cash and cash equivalents, beginning	62,180	89,581	-

Cash and cash equivalents, ending	$23,075	$62,180	$23,075

Cash and cash equivalents consists of:
Cash on hand	$1,202	$10,334	$1,202
Term deposit	21,873	51,846	21,873

	$23,075	$62,180	$23,075

Supplemental disclosures with respect to cash flows:

Cash paid during the period for:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscriptions received in advance	Deficit accumulated during the exploration stage	Total

July 21, 2005 (inception)	-	$-	$-	$-	$-	$-
Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
Cancellation of common stock ($0.00001/share)	(29,000,000)	(290)	-	-	-	(290)
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,115
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,890

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,609

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,221
Issuance of capital stock ($0.01/share)	37,500	-	375	-	-	375
Stock-based compensation	-	-	2,798	-	-	2,798
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,108

Issuance of capital stock ($0.01/share)	75,000	-	750	-	-	750
Stock-based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	123	236,793	-	(193,874)	43,041

Net loss	-	-	-	-	(24,064)	(24,064)

Balance, June 30, 2012	12,338,604	$123	$236,793	$-	$(217,938)	$18,977

The accompanying notes are an integral part of these consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

1.             NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has incurred a net loss of $24,064 and $78,066 for the years ended June 30, 2012 and 2011, respectively, and has incurred cumulative losses since inception of $217,938. These factors raise substantial concern about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties.

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and are expressed in US dollars. The Company’s fiscal year-end is June 30.

Principles of Consolidation

These financial statements include the accounts of the Company and Nava Resources, Canada. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation.  Actual results could differ from those estimates.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months.

Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents. Assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Mineral Property Interest

The Company is engaged in the acquisition, exploration and development of mineral properties. In accordance with the SEC Industry Guide 7, mineral property acquisition costs are capitalized and mineral property option payments and exploration costs are expensed to operations as incurred. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral property.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted loss per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted loss per share, the average stock price for the period issued in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income Taxes (cont’d)

The FASB has issued ASC 740 “Income Taxes”.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of June 30, 2012.

Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 - quoted prices in active markets include cash and cash equivalents.

These consolidated financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts payable and due to related parties.

Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Management does not believe any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

3.             EQUIPMENT

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	June 30, 2012	June 30, 2011

Computer equipment	$1,318	$1,242	$76	$123

4.             MINERAL PROPERTY INTEREST

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the year ended June 30, 2012, the Company incurred exploration costs amounting to $2,850 (2011 - $4,598) on the Property.

5.             RELATED PARTY TRANSACTIONS

During the current year, the Company incurred $Nil (2011 - $2,220) in exploration costs with two directors of the Company.

As at June 30, 2012, $680 (2011 - $4,267) was due to a director of the Company and a company controlled by a director of the Company and $409 (2011 - $409) was due to a former director of the Company. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

6.             STOCK OPTIONS

The Company has adopted a Stock Incentive Plan (the “Plan”). The Plan provides that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The stock options granted under the Plan shall have a maximum term of five years.

The Company did not issue any stock options during the year ended June 30, 2012.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

6.             STOCK OPTIONS (cont’d)

During the year ended June 30, 2011, the Company granted 275,000 stock options. The stock options vested immediately and were recorded at a fair value of $43,383. The fair value of the options granted during the year ended June 30, 2011 was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected annual volatility: 160.70%, risk-free interest rate: 1.34%, expected life: 5 years and expected dividend yield: 0%.

The Company recorded a further $1,866 for stock options which were granted during the year ended June 30, 2010 and vested during the year ended June 30, 2011. The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected annual volatility: 126.69%, risk-free interest rate: 2.55%, expected life: 5 years and expected dividend yield: 0%.

A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the year are as follows:

		Weighted
	Number of	average
	options	exercise price

Options outstanding, June 30, 2010	87,500	$0.01
Granted	275,000	0.01
Exercised	(75,000)	(0.01)

Options outstanding, June 30, 2011 and 2012	287,500	$0.01

Options exercisable, June 30, 2012	287,500	$0.01

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

7.             INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2012	2011

Net loss before income taxes per financial statements	$(24,064)	$(78,066)
Income tax rate	34%	35%

Income tax recovery	(8,200)	(27,300)
Unrecognized items for tax purposes	-	15,800
Change in tax rate	800	-
Valuation allowance change	7,400	11,500

Provision for income taxes	$-	$-

The significant components of deferred income tax assets at June 30, 2012 and 2011 are as follows:

	June 30,	June 30,
	2012	2011

Net operating loss carryfoward	$58,500	$51,100
Valuation allowance	(58,500)	(51,100)

Net deferred income tax asset	$-	$-

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

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended June 30, 2012 and 2011. At June 30, 2012, the Company has net operating loss carry forwards of approximately $172,000, which expire commencing 2026. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

7.             INCOME TAXES (cont'd)

carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through June 30, 2012, but believes the provisions will not limit the availability of losses to offset future income.

8.             SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

(b) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
10.5	Stock Option plan
21.1	Subsidiaries of Registrant*
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
99.1	Report of MineStart Management Inc. dated December 7, 2007*

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

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	September 10, 2012

/s/ Don Blackadar Don Blackadar	Director	September 10, 2012