Form 10-Q
period 2012-09-30
Nava Resources, Inc.
filed 2012-11-06
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of November 1, 2012.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
September 30, 2012

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$12,294	$23,075
Prepaid expense	1,750	2,500

	14,044	25,575
Equipment	928	76

TOTAL ASSETS	$14,972	$25,651

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,587	$5,584
Due to related party (Note 3)	1,655	1,089

Total current liabilities	7,242	6,673

Going concern contingency (Note 1)

STOCKHOLDERS’ EQUITY
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2012 – 12,338,604)	123	123
Additional paid-in capital	236,793	236,793
Deficit accumulated during the exploration stage	(229,186)	(217,938)

Total stockholders’ equity	7,730	18,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,972	$25,651

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated from July 21,
	Three months ended	Three months ended	2005 (date of inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$73	$14	$1,314
Consulting	-		16,000
Consulting – stock-based compensation	-	-	48,047
Exploration costs (Note 2)	-	-	19,474
Office and miscellaneous	308	271	11,275
Professional fees	10,868	3,519	142,229

Operating loss	(11,249)	(3,804)	(238,339)

Other items
Cost recovery	-	-	1,000
Interest income	1	5	8,153

NET AND COMPREHENSIVE LOSS	$(11,248)	$(3,799)	$(229,186)

BASIC AND DILUTED LOSS
PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,338,604	12,338,604

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
	Three months ended	Three months ended	2005 (date of inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,248)	$(3,799)	$(229,186)
Non-cash operating items:
Amortization	73	14	1,314
Consulting – stock based compensation	-	-	48,047
Changes in non-cash working capital items:
Prepaid expense	750	-	(1,750)
Accounts payable and accrued liabilities	412	494	5,996
Net cash used in operating activities	(10,013)	(3,291)	(175,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(925)	-	(2,243)
Net cash used in investing activities	(925)	-	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	188,870
Due to related parties	157	(3,756)	1,246
Net cash provided by financing activities	157	(3,756)	190,116

Change in cash and cash equivalents	(10,781)	(7,047)	12,294

Cash and cash equivalents, beginning	23,075	62,180	-
Cash and cash equivalents, ending	$12,294	$55,133	$12,294

Cash and cash equivalents consists of:
Cash on hand	$12,294	$3,282	$12,294
Term deposit	-	51,851	-
	$12,294	$55,133	$12,294

Supplemental disclosures with respect to cash flows:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1.             NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Nava Resources Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an exploration stage company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether its property contains mineral reserves that are economically recoverable.

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year. These unaudited financial statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 17, 2012.

These consolidated interim financial statements include the accounts of the Company and Nava Resources, Canada. All intercompany balances and transactions have been eliminated upon consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has cumulative losses since inception of $229,186. These factors raise significant doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource property.

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

2.             MINERAL PROPERTY INTEREST

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the period ended September 30, 2012, the Company incurred exploration costs amounting to $Nil (September 30, 2011 - $Nil) on the property.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

3.             RELATED PARTY TRANSACTIONS

As at September 30, 2012, $1,655 (June 30, 2012 - $680) was due to a director of the Company and a company controlled by a director of the Company. As at September 30, 2012 $Nil (June 30, 2012 - $409) was due to a former director of the Company, which has been reallocated to accounts payable and accrued liabilities during the period ended September 30, 2012. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

4.             SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended September 30, 2012 and 2011. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended June 30, 2012 filed by the Company with the Securities and Exchange Commission.

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

3.  We will be further analyzing the data received and if warranted conducting further work on the property in November / December 2012 .  Depending on scope, this further work may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in February 2013.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Revenues

During the quarter ended September 30, 2012, we had no revenues. We have had no operating revenues since our inception on July 21, 2005 to September 30, 2012. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2012 increased to $11,249 from $3,804 in the three months ended September 30, 2011, primarily as a result of professional fees in the current quarter.

Mineral Property Costs

In the three months ended September 30, 2012, we did not incur any mineral property costs compared to no mineral property costs  in the three months ended September 30, 2011.

Rent

Our office space is being provided free of charge.  They can be no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2012 was $11,248, as compared to $3,799 in the three months ended September 30, 2011. Our net loss from inception (July 21, 2005) through September30, 2012 was $229,215.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $12,294 and a working capital of $5,052. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We believe that we have enough cash on hand to complete our Phase One exploration program and commence a fairly basic Phase Two program. If the results of the Phase One are particularly encouraging, we may wish to raise additional funds for a more in depth Phase Two program starting in February 2013. Additional funds will need to be raised to support work that may be undertaken subsequent to Phase Two.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2012, the Company had accumulated losses of $229,186. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on that evaluation, the principal executive officer and principal financial officer has identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believes the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVA RESOURCES, INC.

By: /s/ Jag Sandhu Name: Jag Sandhu Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	November 1, 2012

/s/ Don Blackadar Don Blackadar	Director	November 1, 2012