Form 10-Q
period 2013-03-31
Nava Resources, Inc.
filed 2013-05-09
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of May 6 2013.

NAVA RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

NAVA RESOURCES, INC.
(An Exploration Stage Company)
March 31, 2013

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED INTERIM BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$8,976	$23,075
Prepaid expense	5,921	2,500

	14,897	25,575
Equipment	732	76

TOTAL ASSETS	$15,629	$25,651

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,552	$5,584
Due to related party	511	1,089
Loan payable	20,000	-

Total current liabilities	25,063	6,673

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2012 – 12,338,604)
	123	123
Additional paid-in capital	237,431	236,793
Deficit accumulated during the exploration stage	(246,988)	(217,938)

Total stockholders’ equity (deficit)	(9,434)	18,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,629	$25,651

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

					Accumulated from July 21,
	Three months ended	Three months ended	Nine months ended	Nine months ended	2005 (date of inception) to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

EXPENSES
Amortization	$92	$11	$269	$37	$1,511
Consulting	-	-	-	-	16,000
Consulting – stock-based compensation	-	-	-	-	48,047
Exploration costs	-	-	-	2,009	19,474
Office and miscellaneous	490	70	999	980	11,966
Professional fees	10,737	1,845	27,145	14,043	158,505
Professional fees - stock-based compensation	638	-	638	-	638

Operating loss	(11,957)	(1,926)	(29,051)	(17,069)	(256,141)

Other items
Cost recovery	-	-	-	-	1,000
Interest income	-	7	1	17	8,153

NET AND COMPREHENSIVE LOSS	$(11,957)	$(1,919)	$(29,050)	$(17,052)	$(246,988)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,338,604	12,338,604	12,338,604	12,338,604

The accompanying notes are an integral part of these consolidated interim financial statements.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
	Nine months ended	Nine months ended	2005 (date of inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,050)	$(17,052)	$(246,988)
Non-cash operating items:
Amortization	269	37	1,510
Consulting – stock-based compensation	-	-	48,047
Professional fees – stock-based compensation	638	-	638
Changes in non-cash working capital items:
Prepaid expense	(3,421)	-	(5,921)
Accounts payable and accrued liabilities	(1,032)	(11,438)	4,552
Net cash used in operating activities	(32,596)	(28,453)	(198,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(925)	-	(2,243)
Net cash used in investing activities	(925)	-	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	188,870
Loan payable	20,000	-	20,000
Due to related parties	(578)	(3,756)	511
Net cash provided by financing activities	19,422	(3,756)	209,381
Change in cash and cash equivalents	(14,100)	(32,209)	8,976

Cash and cash equivalents, beginning	23,075	62,180	-
Cash and cash equivalents, ending	$8,976	$29,971	$8,976

Cash and cash equivalents consists of:
Cash on hand	$8,976	$3,108	$8,976
Term deposit	-	26,863	-
	$8,976	$29,971	$8,976

Supplemental disclosures with respect to cash flows:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

F-7

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has cumulative losses since inception of $246,988. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource property.

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

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the period ended March 31, 2012, the Company incurred exploration costs amounting to $Nil (March 31, 2011 - $2,009) on the property.

NAVA RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

3.	RELATED PARTY TRANSACTIONS

As at March 31, 2013, $511 (June 30, 2012 - $680) was due to a director of the Company and a company controlled by a director of the Company. As at March 31, 2013 $Nil (June 30, 2012 - $409) was due to a former director of the Company, which has been reallocated to accounts payable and accrued liabilities during the period ended March 31, 2013. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

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

During the period ended March 31, 2013, the Company granted 100,000 stock options, exercisable at $0.01 per share until January 16, 2018. The stock options vested immediately and were recorded at a fair value of $638. The fair value of the options granted during the period ended March 31, 2013 was estimated at the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected annual volatility: 80.30%, risk-free interest rate:   0.75%, expected life: 5 years and expected dividend yield: 0%. The stock options carry a minimum exercise clause whereby the minimum shares exercised must be the lesser of 25,000 shares or the remaining number of unexercised shares outstanding.

6.	SUBSEQUENT EVENTS

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

3.  We will be further analyzing the data received and if warranted conducting further work on the property in the summer of 2013.  Depending on scope, may include geological mapping, a geochemical survey, trenching, sampling and analysis.

4.  In the case that the Phase Two exploration program takes place, we will review its results in September 2013.  Further work on the property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Revenues

We have had no operating revenues since our inception on July 21, 2005 to March 31, 2013. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended March 31, 2013 increased to $29,051 from $17,069 in the nine months ended March 31, 2012, primarily as a result of increase in professional fees.

Mineral Property Costs

In the nine months ended March 31, 2013, we incurred NIL mineral property costs compared to mineral property costs of $2,009 in the nine months ended March 31, 2012. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the nine months ended March 31, 2013 was $29,050 compared to $17,052 in the nine months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had cash of $8,976 and a working capital deficit of $10,166. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We do not have enough cash on hand to complete our Phase One exploration program. We need to raise additional funds in order for us to proceed with our exploration program.

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

Going Concern

We have not generated any revenues since inception. As of March 31, 2013, the Company had accumulated losses of $246,988. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signature	Title	Date

/s/ Jag Sandhu Jag Sandhu	President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	May 6, 2013

/s/ Don Blackadar Don Blackadar	Director	May 6, 2013