Form 10-K
period 2013-06-30
Blox, Inc.
filed 2013-09-17
CIK 1428389

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number: 000-53565

BLOX, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 206 – 595 Howe Street
Vancouver, B.C., Canada V6C 2T5
(Address of principal executive offices, zip code)

(778)-218-9638
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
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2012 was $367,800.

The number of shares outstanding of the registrant’s common stock as of September 11, 2013 was 12,338,604.

Documents Incorporated By Reference:        None

TABLE OF CONTENTS

PART I.

                As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Blox Inc. unless the context otherwise indicates.

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

Organization

On July 21, 2005, the Company was incorporated in the State of Nevada under the name Nava Resources, Inc. for the purpose of conducting mineral exploration activities. We were authorized to issue 400,000,000 shares of common stock, par value $.001 per share, and initially issued 100,000 shares of common stock to each of Jag Sandhu, our President, Chief Executive Officer and a director, and Johnny Astorino, our Chief Financial Officer. Said issuances were paid at a purchase price of the par value per share. Our wholly owned subsidiary, Nava Resources Canada Inc. (“Nava Canada”), was organized under the Federal laws of Canada on August 9, 2005.

On January 4, 2007, the Company obtained written consent from the shareholders to amend our Articles of Incorporation to change the par value of our common stock from $0.001 to $0.00001 per share. On February 28, 2007, the Board of Directors of the Company amended the Articles of Incorporation changing the par value of the Company’s common stock.

In March 2007 we issued 19,900,000 shares of common stock to each of Messrs. Sandhu and Astorino in consideration for the payment of par value per share. Mr. Astorino subsequently returned 18,000,000 shares to the Company’s treasury for cancellation.

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

Effective July 30, 2013, the Company changed its name from Nava Resources, Inc. to Blox Inc.

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

The Molly 1 Claim

The Molly1 claim, comprising 20 units (424.96 hectares) was staked in October 2010 to cover outcroppings of the prospective McLaughlin Ridge formation (within the Sicker), approximately 4.5 kilometers along geological strike to the east of the North claim, which was prospected by the Company in 2008 and was allowed to lapse in 2010.  The Molly1 claim is bounded to the east by the Meade Creek valley, and is accessible via logging roads extending north from the main highway along the steep western slope of the valley.

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

Present Condition of the Claims

The Molly1 Claim was staked on October 20, 2010 by Nava Canada. The Claim was staked to acquire a position in the Sicker Group, a sequence of volcanic rocks known to be very prospective for the occurrence of polymetallic volcanogenic massive sulphide deposits (VMS), commonly referred to as Kuroko type deposits.

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

Employees

We currently have no employees. Our sole officer and director provides consulting services to us on a part time basis. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our mineral claim.  We have not generated revenues since inception, have incurred losses in developing our business, and further losses are anticipated. Our operations to date were funded entirely from capital raised from our private offerings of securities. We will continue to require additional financing to meet our obligations and the costs of operations and to execute our business strategy.  For the year ended June 30, 2013 we have incurred a loss of $78,412 and from inception on July 21, 2005 to June 30, 2013 we have incurred a loss of $296,350 and we expect losses to continue in the future.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  We will require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $58,795 as of June 30, 2013 and we do not have sufficient funds to complete any further work on the Molly1 Claim. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Mr. Jag Sandhu, our President, Chief Executive Officer and a director and one other stockholder each beneficially own approximately 45% of our outstanding common stock. The interests of Mr. Sandhu and this stockholder may not be, at all times, the same as that of our other shareholders. As an executive officer and director of the Company, Mr. Sandhu’s interests as an executive may, at times be adverse to those of shareholders. Where those conflicts exist, our shareholders will be dependent upon Mr. Sandhu exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of the Company’s Board of Directors. Also, Mr. Sandhu and the other significant shareholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority shareholders.

11.  Since our sole officer and director has the ability to be employed by or consult for other companies, his other activities could slow down our operations.

Mr. Jag Sandhu, our President, Chief Executive Officer and a director, works with other mineral exploration companies. Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that each of our director will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Sandhu.

12. Because our sole officer and director works for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our sole director and officer works for other mining and mineral exploration companies.  Due to time demands placed on him and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. His employment with other entities in addition to limiting the amount of time they can dedicate to us as a director or officer, may present a conflict of interest in helping us identify and obtain the rights to mineral properties and as to other business opportunities because he may also be considering the same properties or opportunities for other companies he may work or consult for.

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

Our common stock price is currently quoted on the OTCQB under the symbol “BLXX”.  However, trading has been limited and sporadic and we can provide no assurance that the market for our common stock will be sustained.   We cannot guarantee that any stockholder will find a willing buyer for our common stock at any price, much less a price that will result in realizing a profit on an investment in our shares.  There may be limited opportunity for stockholders to liquidate any of their holdings in common stock of the Company.  Trading volume may be insignificant and stockholders may be forced to hold their investment in Company shares for an extended period of time.  The lack of liquidity may also cause stockholders to lose part or all of their investment in our common stock.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of September 11, 2013, the Company had 12,338,604 shares of common stock outstanding. Accordingly, we may issue up to an additional 387,661,396 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We do not have any ownership or lease interests in any property other than our interest in the Molly1 Claim described above in Item 1.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”. Since July 31, 2013  our common stock has been quoted on the OTCQB under the symbol “BLXX”.  Prior to July 18, 2008, there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended June 30, 2012 and June 30, 2013 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2012	HIGH	LOW
First Quarter	$0.10	$0.015
Second Quarter	$0.10	$0.015
Third Quarter	$0.10	$0.045
Fourth Quarter	$0.09	$0.03
Fiscal 2013	HIGH	LOW
First Quarter	$0.09	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.15	$0.05

Holders

As of September 11, 2013, the Company had 12,338,604 shares of our common stock issued and outstanding held by 50 holders of record.

The last reported sales price of our common stock on the OTCQB on September 11, 2013 was $0.17

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

Securities Authorized Under Equity Compensation Plans

On October 26, 2009, our Board of Directors of Company adopted .our Stock Incentive Plan (the “Plan”).  As of June 30, 2013, securities issued and securities available for future issuance under the Plan were as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders			$-
Equity compensation plans not approved by security holders	375,000	(1)	$0.01	9,525,000
Total	375,000		$0.01	9,525,000

The Plan provides for the granting of up to 10,000,000 stock options to key employees, directors and consultants, of common shares of the Company.  Options granted are not to exceed terms beyond five years.

(1) Represents options to purchase 250,000, 25,000 and 100,000 shares of common stock at an exercise price of $0.01 on August 31, 2010, November 30, 2010 and January 16, 2013 respectively. These grants have no vesting.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements which are included elsewhere in this Annual Report. Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer, and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mineral claims. We currently do not have any funding to continue work on our claims.

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

Blox’s exploration was focused in the southeast end of the Cowichan Lake uplift, which extends in an arcuate, northwest-trending belt over approximately 100 km between Saltspring Island (in the southeast) and Horne Lake in the north.

The Molly1 claim, comprising 20 units (424.96 hectares) was staked in October 2010 to cover outcroppings of the prospective McLaughlin Ridge formation (within the Sicker), approximately 4.5 kilometers along geological strike to the east of the North claim, which was prospected by Blox in 2008; this claim was allowed to lapse in 2010.  The Molly1 claim is bounded to the east by the Meade Creek valley, and is accessible via logging roads extending north from the main highway along the steep western slope of the valley.

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

2.  If we can raise additional funding, we plan to further analyze the data received and if warranted conduct further work on the Molly1 Claim in the fall of 2013, which  may include geological mapping, a geochemical survey, trenching, sampling and analysis.

3.  If we are able to raise sufficient funds to complete the Phase Two exploration program, we plan to review its results in December 2013.  Subject to funding, further work on the Molly1 Claim property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

4.  On June 19, 2013, the Company signed an agreement with International Eco Endeavors Corp. (“Eco Endeavors”) to complete a business combination with Eco Endeavors and Ourco Capital Ltd. (“Ourco”), a wholly owned subsidiary of the Company formed for the purpose of this business combination.  At amalgamation, all of Eco Endeavors common shares outstanding shall be cancelled, and the holders of Eco Endeavors’ common shares, other than the Company and Ourco, shall receive in exchange for their Eco Endeavors’ common shares cancelled, 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit. Neither the Company nor Ourco shall receive any repayment of capital in respect of any Eco Endeavors’ common shares held by them that are cancelled. All of the common shares of Ourco outstanding immediately prior to the effective time shall be cancelled and replaced with an equal number of common shares of the amalgamated company (“Amalco”) formed between Eco Endeavors and Ourco, and will be a wholly owned subsidiary of the Company. As consideration for the issuance of the Company’s units, Amalco shall issue the Company one common share of Amalco for each unit issued. This agreement is subject to the Company’s completion of due diligence of Eco Endeavors which has not yet been completed.

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. This agreement is subject to the Company’s completion of due diligence of Quivira which has not yet been completed.

The closing of the agreements is subject to the completion of due diligence and the completion of a private placement..  The Agreements provide that closing is subject to completion of a private placement financing of up to US$2,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of Blox and a share purchase warrant, exercisable at $0.05 for five years.  As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

The Company has not yet completed its due diligence examinations or raised any funding with respect to these agreements and there can be no assurances that it will be successful in doing so.

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

For the year ended June 30, 2013 we incurred expenses of $78,412, compared to expenses of $24,091 in the year ended June 30, 2012.  Professional fees increased from $20,055 in the year ended June 30, 2012 to $76,168 in the year ended June 30, 2013.  In addition, in the year ended June 30, 2012 we incurred $2,850 of exploration costs, as compared to no exploration costs in the year ended June 30, 2013.

In the year ended June 30, 2013 we had a net loss of $78,412, as compared to a net loss of $24,064 in the year ended June 30, 2012.  For the period from July 21, 2005 (inception) to June 30, 2012, we have a net  loss of $296,350.

Liquidity and Capital Resources

Our activities have been financed from the proceeds of share subscriptions. From our inception on July 21, 2005 to June 30, 2013 we have raised a total of $188,870 from private offerings of our common stock. At June 30, 2013, we had cash and cash equivalents in the amount of $19,544, as compared to cash and cash equivalents in the amount of $23,075 on June 30, 2012. As of June 30, 2013, our total current assets were $21,189 and total current liabilities were $79,984. We currently do not have funds to conduct any more work on our Molly 1 claim.    Additional funds are required, the additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. However, we do not have any agreements or arrangements for additional financing  and we cannot provide investors with any assurance that we will be able to raise sufficient funding, from the sale of our common stock or any other form of additional financing to fund our exploration activities. In the absence of such financing, we will not be able to continue our exploration of the Claims and our business will likely fail.

Going Concern Consideration

We have not generated any revenues since inception. As of June 30, 2013, the Company had accumulated losses of $296,350. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Summary of Critical Accounting Estimates

Recently issued accounting pronouncements

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2013, to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except for the lack of segregation of accounting duties as a result of limited personnel resources.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

In performing the assessment, management noted that our board of directors is performing the duties of the audit committee, there is no independent director, and none of the members is considered a financial expert. Our management believes that the lack of a financial expert on our board of directors means that no member of our board of directors has the financial expertise to review our financial statements for potential errors and provide the necessary oversight over our management's activities in the event of a management override of our internal control policies. Our management believes that this lack of a financial expert on our board of directors raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of June 30, 2013, our company’s internal controls over financial reporting were not effective. The Company does have plans to add additional directors.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

There were no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The following sets forth certain information regarding our director and executive officer:

Name	Age	Positions and Offices

Jag Sandhu	45	President, Chief Executive Officer, Chief Financial Officer and Director

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

Directors holds office until the next annual meeting of stockholders or until their successor have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Significant Employees and Consultants

Other than our officers and directors, we currently have no other significant employees.

Conflicts of Interest

Mr. Jag Sandhu works with other mineral exploration companies. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Sandhu.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established compensation or nominating committees. Since the Company is an early exploration stage company and has only one director such director performs the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2013.

Item 11.  Executive Compensation

The table below sets forth all compensation awarded to, earned by, or paid to our chief executive officer for all services rendered in all capacities to us for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during our 2013 fiscal year.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Jag Sandhu	2013	0	0	0	0	0	0	$0(1)	$0(1)
President, Chief Executive Officer, Chief Financial Officer	2012	0	0	0	0	0	0	$0(1)	$0(1)

 (1) Represents compensation paid to Mr. Sandhu for consulting services provided to us.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s executive officers since our inception on July 21, 2005.

Employment Agreements

We are not presently a party to any employment or consulting agreements.

Director Compensation

Our directors have not received any compensation for services rendered in their capacity as directors of the Company except that Don Blackadar, a former director, was granted  immediately exercisable options to purchase 250,000 shares of our common stock at $0.01 per share on August 31, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 11, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,338,604 shares of our common stock issued and outstanding as of September 11, 2013. Unless otherwise indicated, the address of each person listed is c/o Nava Resources, Inc., Suite 206 – 595 Howe Street, Vancouver, B.C., Canada V6C 2T5.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock:	Jag Sandhu President, Chief Executive Officer and Director	5,500,000 (1)	44.6%
Common Stock:	Pamela Pickett 120 Caspian Way Brigadoon Perth, Australia 6069	5,500,000	44.6%
All executive officers and directors as a group 1 person)		5,500,000	44.6%

(1)     Includes 2,000,000 shares held by Amarjit Sandhu, the wife of Jag Sandhu.

Item 13.  Certain Relationships and Related Transactions

Jag Sandhu, our President, Chief Executive Officer and a director provides consulting services to us. Since July 1, 2011 to date we have paid Mr. Sandhu an aggregate of $ NIL for his services.

As of June 30, 2013 $511 was due to a director of the Company. This amount is unsecured, is due on demand and has no fixed terms of repayment.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”  Our director  does not meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

Item 14.  Principal Accounting Fees and Services

On July 9, 2012 we changed our registered independent auditor to Dale Matheson Carr-Hilton Labonte LLP

Chartered Accountants ("DMCL”) from Mackay LLP. The fees billed to the Company from DMCL and Mackay are set forth below:

	Fiscal year ending June 30, 2013	Fiscal year ending June 30, 2012
Audit Fees	$7,000 (DMCL)	$7,000 (DMCL)
Audit Related Fees	$3,000 (DMCL)	$3,900 (Mackay)
Tax Fees	0	0
All Other Fees	0	0

As of June 30, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

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

BLOX, INC. (Formerly Nava Resources, Inc.)
 (An Exploration Stage Company)
June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Blox, Inc.

We have audited the accompanying consolidated balance sheets of Blox, Inc. (an exploration stage company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2013 and 2012, and the period from July 21, 2005 (inception) through June 30, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position Blox, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012,  and the period from July 21, 2005 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
September 5, 2013

BLOX, INC. (Formerly Nava Resources, Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012

ASSETS

Current
Cash and cash equivalents	$19,544	$23,075
Prepaid expense	995	2,500

	20,539	25,575
Equipment	650	76

TOTAL ASSETS	$21,189	$25,651

LIABILITIES

Current
Accounts payable and accrued liabilities	$34,474	$5,584
Due to related party (note 5)	511	1,089
Loan payable (note 5)	45,000	-

Total current liabilities	79,985	6,673

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2012 – 12,338,604)	123	123
Additional paid-in capital	237,431	236,793
Deficit accumulated during the exploration stage	(296,350)	(217,938)

Total stockholders’ equity (deficit)	(58,796)	18,978

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,189	$25,651

The accompanying notes are an integral part of these consolidated financial statements.

BLOX, INC. (Formerly Nava Resources, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Accumulated from July 21,
	Year ended	Year ended	2005 (date of inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

EXPENSES
Amortization	$352	$47	$1,593
Consulting	-	-	16,000
Consulting – stock-based compensation	-	-	48,047
Exploration costs	-	2,850	19,474
Office and miscellaneous	1,255	1,139	12,222
Professional fees	76,168	20,055	207,529
Professional fees - stock-based compensation	638	-	638

Operating loss	(78,413)	(24,091)	(305,503)

Other items
Cost recovery	-	-	1,000
Interest income	1	27	8,153

NET AND COMPREHENSIVE LOSS	$(78,412)	$(24,064)	$(296,350)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,338,604	12,338,604

The accompanying notes are an integral part of these consolidated financial statements.

BLOX, INC. (Formerly Nava Resources, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Accumulated
			from July 21,
	Year ended	Year ended	2005 (date of inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,412)	$(24,064)	$(296,350)
Non-cash operating items:
Amortization	351	47	1,592
Consulting – stock based compensation	-	-	48,047
Professional fees – stock based compensation	638	-	638
Changes in non-cash working capital items:
Prepaid expense	1,505	(2,500)	(995)
Accounts payable and accrued liabilities	28,480	(9,001)	34,064
Net cash used in operating activities	(47,437)	(35,518)	(213,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(925)	-	(2,243)
Net cash used in investing activities	(925)	-	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	188,870
Loan payable	45,000	-	45,000
Due to related parties	(169)	(3,587)	920
Net cash provided by financing activities	44,831	(3,587)	234,790
Change in cash and cash equivalents	(3,532)	(39,105)	19,544

Cash and cash equivalents, beginning	23,075	62,180	-
Cash and cash equivalents, ending	$19,544	$23,075	$19,544

Cash and cash equivalents consists of:
Cash on hand	$19,544	$1,202	$19,544
Term deposit	-	21,873	-
	$19,544	$23,075	$19,544

Supplemental disclosures with respect to cash flows:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLOX, INC. (Formerly Nava Resources, Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF DEFICIT

	Common shares – number	Common shares – paid-in capital	Additional paid-in capital	Subscription received in advance	Deficit accumulated during exploration stage	Total
July 21, 2005 (inception)	-	$-	$-	$-	$-	$-

Issuance of capital stock ($0.001/share)	200,000	2	198	-	-	200
Subscriptions received	-	-	-	14,000	-	14,000
Net loss	-	-	-	-	(1,750)	(1,750)

Balance, June 30, 2006	200,000	2	198	14,000	(1,750)	12,450

Issuance of capital stock ($0.00001/share)	39,800,000	398	-	-	-	398
Cancellation of common stock ($0.00001/share)	(29,000,000)	(290)	-	-	-	(290)
Issuance of capital stock ($0.15/share)	874,104	9	131,107	(14,000)	-	117,116
Issuance of capital stock ($0.16/share)	352,000	4	56,316	-	-	56,320
Net loss	-	-	-	-	(16,103)	(16,103)

Balance, June 30, 2007	12,226,104	123	187,621	-	(17,853)	169,891

Net loss	-	-	-	-	(42,281)	(42,281)

Balance, June 30, 2008	12,226,104	123	187,621	-	(60,134)	127,610

Net loss	-	-	-	-	(30,388)	(30,388)

Balance, June 30, 2009	12,226,104	123	187,621	-	(90,522)	97,222

Issuance of capital stock ($0.01/share)	37,500	-	375	-	-	375
Stock-based compensation	-	-	2,798	-	-	2,798
Net loss	-	-	-	-	(25,286)	(25,286)

Balance, June 30, 2010	12,263,604	123	190,794	-	(115,808)	75,109

Issuance of capital stock ($0.01/share)	75,000	-	750	-	-	750
Stock-based compensation	-	-	45,249	-	-	45,249
Net loss	-	-	-	-	(78,066)	(78,066)

Balance, June 30, 2011	12,338,604	123	236,793	-	(193,874)	43,042

Net loss	-	-	-	-	(24,064)	(24,064)

Balance, June 30, 2012	12,338,604	123	236,793	-	(217,938)	18,978

Stock-based compensation	-	-	638	-	-	638
Net loss	-	-	-	-	(78,412)	(78,412)

Balance, June 30, 2013	12,338,604	$123	$237,431	$-	$(296,350)	$(58,796)

BLOX, INC. (Formerly Nava Resources, Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1.	NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The Company’s wholly owned subsidiary, Nava Resources, Canada Inc. (“Nava Resources, Canada”), was incorporated in Canada on August 9, 2005. The Company is an exploration stage company. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether its property contains mineral reserves that are economically recoverable. In January 2013, the Company changed its name from Nava Resources, Inc. to Blox, Inc.

On June 19, 2013, the Company signed an agreement with International Eco Endeavors Corp. (“Eco Endeavors”) to complete a business combination with Eco Endeavors and Ourco Capital Ltd. (“Ourco”), a wholly owned subsidiary of the Company formed for the purpose of this business combination.  At amalgamation of Eco Endeavors and Ourco, all of Eco Endeavors common shares outstanding shall be cancelled, and the holders of Eco Endeavors’ common shares, other than the Company and Ourco, shall receive in exchange for their Eco Endeavors’ common shares cancelled, 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit. Neither the Company nor Ourco shall receive any repayment of capital in respect of any Eco Endeavors’ common shares held by them that are cancelled. All of the common shares of Ourco outstanding immediately prior to the effective time shall be cancelled and replaced with an equal number of common shares of the amalgamated company (“Amalco”) formed between Eco Endeavors and Ourco, and will be a wholly owned subsidiary of the Company. As consideration for the issuance of the Company’s units, Amalco shall issue the Company one common share of Amalco for each unit issued. This agreement is subject to the Company’s completion of due diligence of Eco Endeavors which has not yet been completed. Eco Endeavors sources, develops, and operates renewable energy projects worldwide with a focus on Europe and North America.

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement.  The Agreements provide that closing is subject to completion of a private placement financing of up to US$2,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of Nava and a share purchase warrant, exercisable at $0.05 for five years.  As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has incurred a net loss of $78,412 and $24,064 for the years ended June 30, 2013 and 2012, respectively, and has incurred cumulative losses since inception of $296,350. These factors raise substantial concern about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties.

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

Basis of Presentation

These financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in US dollars. The Company's fiscal year-end is June 30.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and Nava Resources, Canada. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas of estimate include the recognition of deferred income tax assets and the measurement of financial instruments and stock bases transactions. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents. Assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board’s (“FASB’) Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment”.  ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Mineral Property Interest

The Company is engaged in the acquisition, exploration and development of mineral properties. In accordance with the SEC Industry Guide 7, mineral property acquisition costs are capitalized and mineral properly option payments and exploration costs are expensed to operations as incurred. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

To date the Company has not established any proven or probable reserves on its mineral property.

Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted loss per share, the average stock price for the period issued in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

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

Level 1 – fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 – fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and
Level 3 – fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

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

Recent Accounting Pronouncements

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.	EQUIPMENT

Total
Cost:
At June 30, 2011 and 2012	1,317
Additions	926
At June 30, 2013	$2,243

Amortization:
At July 1, 2011	$1,194
Charge for the year	47
At June 30, 2012	1,241
Charge for the year	352
At June 30, 2013	$1,593

Net book value:
At June 30, 2012	$76
At June 30, 2013	$650

4.	MINERAL PROPERTY INTEREST

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the year ended June 30, 2012, the Company incurred exploration costs amounting to $Nil (2012 - $2,850) on the Property.

5.	RELATED PARTY TRANSACTIONS

As at June 30, 2013, $511 (2012 - $1,089) was due to a director of the Company and a company controlled by a director of the Company. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

As at June 30, 2013, $45,000 is owing to a related company of Waratah Investments Limited (note 1). The loan is unsecured, does not bear interest and has no fixed terms of repayment.

6.	STOCK OPTIONS

The Company has adopted a Stock Incentive Plan (the “Plan”). The Plan provides that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The stock options granted under the Plan shall have a maximum term of five years.

During the year ended June 30, 2013, the Company granted 100,000 stock options, exercisable at $0.01 per share until January 16, 2018. The stock options vested immediately and were recorded at a fair value of $638. The fair value of the options granted was estimated at the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected annual volatility: 80.30%, risk-free interest rate:  0.75%, expected life: 5 years and expected dividend yield: 0%. The stock options carry a minimum exercise clause whereby the minimum shares exercised must be the lesser of 25,000 shares or the remaining number of unexercised shares outstanding.

A summary of the status of the Company’s stock options as of June 30, 2013 and changes during the year are as follows:

Number of
options
Options outstanding, June 30, 2011 and 2012	287,500
Granted	100,000
Options outstanding and exercisable, June 30, 2013	387,500

At June 30, 2013, the weighted average exercise price and weighted average life of the options are $0.01 and 2.8 years, respectively.

7.	INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	June 30,	June 30,
	2013	2012
Net loss before income taxes per financial statements	$(78,412)	$(24,064)
Income tax rate	34%	34%
Income tax recovery	(26,678)	(8,200)
Unrecognized items for tax purposes	-	-
Change in tax rate	-	800
Valuation allowance change	26,678	7,400
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at June 30, 2013 and 2012 are as follows:

	June 30,	June 30,
	2013	2012
Net operating loss carryfoward	$85,178	$58,500
Valuation allowance	(85,178)	(58,500)
Net deferred income tax asset	$-	$-

The amount recognized as a deferred income tax asset must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years: The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

No provision for income taxes has been provided in these consolidated financial statements due to the net loss for the years ended June 30, 2013 and 2012. At June 30, 2013, the Company has net operating loss carry forwards of approximately $250,000, which expire commencing 2026. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code ("IRS") and similar state provisions. IRS Section 382 places limitations (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through June 30, 2013, but believes the provisions will not limit the availability of losses to offset future income.

(b) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Incorporation of Nava Resources Canada, Inc.*
3.4	Certificate of Amendment to Articles of Incorporation of Registrant*
3.5	Company’s amended Articles of Incorporation which reflects its name change
4.1	Specimen Common Stock Certificate*
4.2	Form of Regulation S Subscription Agreement for Shares of Common Stock*
4.3	Form of Regulation S Subscription Agreement for Units*
4.4	Form of Warrant Certificate*
10.1	Bill of Sale of North Claim 1 to Jag dated August 22, 2007*
10.2	Bill of Sale of North Claim 2 to Jag dated August 22, 2007*
10.3	Mineral Tenure Bill of Sale Completion for North Claim 1 dated November 22, 2007*
10.4	Mineral Tenure Bill of Sale Completion for North Claim 2 dated November 22, 2007*
10.5	Stock Option Plan
10.6	Share Purchase Agreement with Quivira Gold Ltd.. and Waratah Investments Ltd.
10.7	Amalgamation Agreement with International Eco Endeavors Corp. and KENDERESH ENDEAVORS CORP and KENDERES BIOGAZ TERMELO KORLATOLT FELE LOSSEGU TARSASAG
21.1	Subsidiaries of Registrant Nava Resources Canada Inc. and Ourco Capital Ltd.
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certification
99.1	Report of MineStart Management Inc. dated December 7, 2007*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX, INC. By: /s/Jag Sandhu Name: Jag Sandhu Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jag Sandhu	President, Chief Executive Officer	September 11, 2013
Jag Sandhu	and Director ( Principal Executive,
Financial and Accounting Officer)