Form 10-Q
period 2013-09-30
Blox, Inc.
filed 2013-11-14
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:      333-150582

BLOX INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of November 12, 2013.

BLOX INC.
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Blox Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

BLOX, INC. (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
September 30, 2013

BLOX, INC. (FORMARLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2013	2013
	(Unaudited)

ASSETS

Current
Cash	$4,030	$19,544
Prepaid expense	1,654	995

	5,684	20,539
Equipment	577	650

TOTAL ASSETS	$6,261	$21,189

LIABILITIES

Current
Accounts payable	$11,075	$8,869
Accrued liabilities	20,605	25,605
Due to related party	1,627	511
Loan payable	45,000	45,000

Total current liabilities	78,307	79,985

STOCKHOLDERS’ DEFICIT
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2013 -
12,338,604)	123	123
Additional paid-in capital	237,431	237,431
Deficit accumulated during the exploration stage	(309,600)	(296,350)

Total stockholders’ deficit	(72,046)	(58,796)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,261	$21,189

The accompanying notes are an integral part of these interim consolidated financial statements

BLOX, INC (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	From July 21,
	ended	ended	2005 (inception)
	September 30,	September 30,	to September 30,
	2013	2012	2013

EXPENSES
Amortization	$73	$73	$1,666
Consulting	-	-	16,000
Consulting – stock based compensation	-	-	48,047
Exploration costs	-	-	19,474
Office and miscellaneous	2,500	307	14,721
Professional fees	10,677	10,868	218,206
Professional fees – stock-based compensation	-	-	638

Operating loss	(13,250)	(11,248)	(318,753)

Other items
Cost recovery	-	-	1,000
Interest income	-	-	8,152

NET AND COMPREHENSIVE LOSS	$(13,250)	$(11,248)	$(309,600)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	12,338,604	12,338,604

The accompanying notes are an integral part of these interim consolidated financial statements

BLOX, INC (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	From July 21, 2005 (inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,250)	$(11,248)	$(309,600)
Non-cash operating items:
Amortization	73	73	1,666
Consulting – stock based compensation	-	-	48,047
Professional fees – stock based compensation	-	-	638
Changes in non-cash working capital items:
Prepaid expense	(660)	750	(1,655)
Accounts payable	(2,793)	412	5,666
Accrued liabilities	-	-	25,605
Net cash used in operating activities	(16,630)	(10,013)	(229,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(925)	(2,243)
Net cash used in investing activities	-	(925)	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	188,870
Loan payable	-	-	45,000
Due to related parties	1,116	157	2,036
Net cash provided by financing activities	1,116	157	235,906
Change in cash and cash equivalents	(15,514)	(10,781)	4,030

Cash and cash equivalents, beginning	19,544	23,075	-
Cash and cash equivalents, ending	$4,030	$12,294	$4,030

Cash and cash equivalents consists of:
Cash on hand	$4,030	$12,294	$4,030
Term deposit	-	-	-
	$4,030	$12,294	$4,030

Supplemental disclosures with respect to cash flows:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

BLOX, INC. (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2013
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

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold Ltd (“Quivira”), of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana. The closing of the agreement is subject to the completion of due diligence and the completion of a private placement. The agreements provide that closing is subject to completion of a private placement financing of up to US$2,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years. As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

BLOX, INC. (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has cumulative losses since inception of $309,600. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource property.

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

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the period ended September 30, 2013, the Company incurred exploration costs amounting to $Nil (September 30, 2012 - $Nil) on the property.

3.	RELATED PARTY TRANSACTIONS

As at September 30, 2013, $1,627 (June 30, 2013 - $511) was due to a director of the Company and a company controlled by a director of the Company. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

4.	LOAN PAYABLE

As at June 30, 2013, $45,000 is owing to a related company of Waratah (Note 1). The loan is unsecured, does not bear interest and has no fixed terms of repayment.

5.	STOCK OPTIONS

The Company has adopted a Stock Incentive Plan (the “Plan”). The Plan provides that the total number of shares of stock reserved and available for distribution under the plan shall be 10,000,000 shares of common stock of the Company. The stock options granted under the Plan shall have a maximum term of five years.

During the year ended June 30, 2013, the Company granted 100,000 stock options, exercisable at $0.01 per share until January 16, 2018. The stock options vested immediately and were recorded at a fair value of $638. The fair value of the options granted was estimated at the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected annual volatility: 80.30%, risk-free interest rate: 0.75%, expected life: 5 years and expected dividend yield: 0%. The stock options carry a minimum exercise clause whereby the minimum options exercised must be the lesser of 25,000 shares or the remaining number of unexercised shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended September 30, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended September 30, 2013 and 2012. Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended June 30, 2013 filed by the Company with the Securities and Exchange Commission.

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

1.  Since the next anniversary date of the Claims is October 20, 2014 we will need to arrange some exploration work worth approximately $1,700 or pay the Province of British Columbia $3,600 in lieu of filing exploration expenses in order to keep the Claims in good standing.

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

2.  If we can raise additional funding, we plan to further analyze the data received and if warranted conduct further work on the Molly1 Claim in the winter of 2013, which  may include geological mapping, a geochemical survey, trenching, sampling and analysis.

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

Revenues

During the quarter ended September 30, 2013, we had no revenues. We have had no operating revenues since our inception on July 21, 2005 to September 30, 2013. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2013 increased to $13,250 from $11,248 in the three months ended September 30, 2012.

Mineral Property Costs

In the three months ended September 30, 2013, we did not incur any mineral property costs compared to no mineral property costs  in the three months ended September 30, 2012.

Rent

Our office space is being provided free of charge.  They can be no assurance that it will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2013 was $13,250, as compared to $11,248 in the three months ended September 30, 2012. Our net loss from inception (July 21, 2005) through September30, 2013 was $309,600.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $4,030 and negative working capital of $72,623. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue.

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

Going Concern

We have not generated any revenues since inception. As of September 30, 2013, the Company had accumulated losses of $309,600. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on that evaluation, the principal executive officer and principal financial officer has identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believes the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Signature /s/ Jag Sandhu Jag Sandhu	Title President, Chief Executive Officer and Director, Principal Executive, Financial and Accounting Officer	Date November 12, 2013