Form 10-Q
period 2013-12-31
Blox, Inc.
filed 2014-02-13
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:      333-150582

BLOX INC. (formally NAVA RESOURCES INC.)
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 600 - 666 Burrard Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3P6 (Zip Code)

604 688 3899 (Registrant's telephone number, including area code)

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,338,604 shares of common stock as of February 6, 2014.

BLOX INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Nava Resources Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

BLOX, INC. (formally NAVA RESOURCES INC.)
(An Exploration Stage Company)
December 31, 2013

BLOX, INC (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$9,530	$19,544
Prepaid expense	4,655	995

	14,185	20,539
Equipment	512	650

TOTAL ASSETS	$14,697	$21,189

LIABILITIES

Current
Accounts payable and accrued liabilities	$35,280	$34,474
Due to related party	511	511
Loan payable	60,290	45,000

Total current liabilities	96,081	79,985

STOCKHOLDERS’ DEFICIT
Common stock
400,000,000 common shares authorized, $0.00001 par value
12,338,604 common shares issued and outstanding (June 30, 2013 – 12,338,604)	123	123
Additional paid-in capital	237,431	237,431
Deficit accumulated during the exploration stage	(318,938)	(296,350)

Total stockholders’ deficit	(81,384)	(58,796)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,697	$21,189

The accompanying notes are an integral part of these interim consolidated financial statements.

BLOX, INC (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	From July 21, 2005 (inception)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	to December 31, 2013

EXPENSES
Amortization	$65	$105	$138	$177	$1,731
Consulting	-	-	-	-	16,000
Consulting – stock based compensation	-	-	-	-	48,047
Exploration costs	4,278	-	4,278	-	23,752
Office and miscellaneous	10	200	2,510	508	14,732
Professional fees	7,888	5,540	15,663	16,408	223,192
Professional fees - stock-based compensation	-	-	-	-	638

Operating loss	(12,240)	(5,845)	(22,588)	(17,093)	(328,091)

Other items
Cost recovery	-	-	-	-	1,000
Interest income	-	-	-	1	8,153

NET AND COMPREHENSIVE LOSS	$(12,240)	$(5,845)	$(22,588)	$(17,092)	$(318,938)

BASIC AND DILUTED LOSS
PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	12,338,604	12,338,604	12,338,604	12,338,604

The accompanying notes are an integral part of these interim consolidated financial statements.

BLOX, INC (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended	From July 21, 2005 (inception)
	December 31, 2013	December 31, 2012	to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,588)	$(17,092)	$(318,938)
Non-cash operating items:
Amortization	138	177	1,731
Consulting – stock based compensation	-	-	48,047
Professional fees - stock based compensation	-	-	638
Changes in non-cash working capital items:
Prepaid expense	(3,660)	750	(4,655)
Accounts payable and accrued liabilities	806	(1,019)	34,870
Net cash used in operating activities	(25,304)	(17,184)	(238,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(925)	(2,243)
Net cash used in investing activities	-	(925)	(2,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	-	188,870
Loan payable	15,290	20,000	60,290
Due to related parties	-	(439)	920
Net cash provided by financing activities	15,290	19,561	250,080
Change in cash	(10,014)	1,452	9,530

Cash, beginning	19,544	23,075	-
Cash, ending	$9,530	$24,527	$9,530

Supplemental disclosures with respect to cash flows:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

BLOX, INC. (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
December 31, 2013
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

On June 19, 2013, the Company signed an agreement with International Eco Endeavors Corp. (“Eco Endeavors”) to complete a business combination with Eco Endeavors and Ourco Capital Ltd. (“Ourco”), a wholly owned subsidiary of the Company formed for the purpose of this business combination.  At amalgamation of Eco Endeavors and Ourco, all of Eco Endeavors common shares outstanding shall be cancelled, and the holders of Eco Endeavors’ common shares, other than the Company and Ourco, shall receive in exchange for their Eco Endeavors’ common shares cancelled, 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit. Each unit will consist of one common share and one share purchase warrant which is exercisable into one common share at $0.05 for a term of five years from the closing of the agreement. Neither the Company nor Ourco shall receive any repayment of capital in respect of any Eco Endeavors’ common shares held by them that are cancelled. All of the common shares of Ourco outstanding immediately prior to the effective time shall be cancelled and replaced with an equal number of common shares of the amalgamated company (“Amalco”) formed between Eco Endeavors and Ourco, and will be a wholly owned subsidiary of the Company. As consideration for the issuance of the Company’s units, Amalco shall issue the Company one common share of Amalco for each unit issued. This agreement is subject to the Company’s completion of due diligence of Eco Endeavors which has not yet been completed. Eco Endeavors sources, develops, and operates renewable energy projects worldwide with a focus on Europe and North America.

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold Ltd (“Quivira”), of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira owns and operates gold and diamond mining properties in Ghana. The closing of the agreement is subject to the completion of due diligence and the completion of a private placement.  The Agreements provide that closing is subject to completion of a private placement financing of up to US$2,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years.  As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

BLOX, INC. (FORMERLY NAVA RESOURCES, INC.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company has cumulative losses since inception of $318,938. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource property.

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

On October 20, 2010, the Company staked a claim located in the Victoria mining division of the Province of British Columbia, Canada. During the period ended December 31, 2013, the Company incurred exploration costs amounting to $4,278 (December 31, 2012 - $Nil) on the property.

3.	RELATED PARTY TRANSACTIONS

As at December 31, 2013, $511 (June 30, 2013 - $511) was due to a director of the Company and a company controlled by a director of the Company. These amounts are unsecured, do not bear interest and have no fixed terms of repayment.

4.	LOAN PAYABLE

As at December 31, 2013, $60,290 (June 30, 2013 - $45,000) is owing to a related company of Waratah (Note 1). The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of Blox, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended June 30, 2013 filed by the Company with the Securities and Exchange Commission.

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

2.  If we can raise additional funding, we plan to further analyze the data received and if warranted conduct further work on the Molly1 Claim in the spring of 2014, which  may include geological mapping, a geochemical survey, trenching, sampling and analysis.

3.  If we are able to raise sufficient funds to complete the Phase Two exploration program, we plan to review its results in Summer of 2014.  Subject to funding, further work on the Molly1 Claim property may be undertaken if justified by the results of Phase Two. A joint venture relationship may be explored at some future point as justified to offset the costs of continued exploration and drilling if warranted.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on July 21, 2005 to December 31, 2013. We anticipate that we will not generate any revenues for so long as we are an exploration stage company. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

General and Administrative Expenses

Our general and administrative expenses in the six months ended December 31, 2013 increased to $22,588 from $17,093 in the six months ended December 31, 2012, primarily as a result of increase in exploration costs.

Mineral Property Costs

In the six months ended December 31, 2013, we incurred $4,278 mineral property costs compared to mineral property costs of $nil in the six months ended December 31, 2012. We expense our mineral property costs as they are incurred.

Rent

Our office space is being provided free of charge. There is no assurance that this office space will continue to be provided free of charge.

Net Loss

As a result of the above, our net loss for the six months ended December 31, 2013 was $22,588 as compared to $17,092 in the six months ended December 31, 2012. The increase in the net loss was due primarily as a result of a increase in exploration costs.

Liquidity and Capital Resources

At December 31, 2013, we had cash of $9,530 and a working capital deficit of $81,896. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. We do not have enough cash on hand to complete our Phase One exploration program  Additional funds will need to be raised in order to conduct our phase one program.

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

Going Concern

We have not generated any revenues since inception. As of December 31, 2013, the Company had accumulated losses of $318,938. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NAVA RESOURCES, INC.

By: /s/ Ronald Renne Name: Ron Renne Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Renne	President, Chief Executive Officer	February 10, 2014
Ronald Renne	and Director, Principal Executive,
Financial and Accounting Officer