Form 10-K
period 2014-03-31
Blox, Inc.
filed 2014-07-03
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Suite 600 – 666 Burrard Street, Vancouver, BC V6C 3P6
(Address of principal executive offices, zip code)

(604) 688-3899
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common stock with a par value of $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [  ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

8,390,418 shares of common stock at a price of $0.10 per share as at September 30, 2013 for an aggregate market value of $839,042

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 27, 2014, there were 101,572,464 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

TABLE OF CONTENTS

PART I.

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Kenderesh Endeavors Corp., Kenderes Biogaz Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogaz”), Quivira Minerals Inc. and Quivira Gold Inc.,  unless otherwise specified.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  our current lack of working capital;
  our ability to obtain any necessary financing on acceptable terms;
  timing and amount of funds needed for capital expenditures;
  timely receipt of regulatory approvals;
  our management team’s ability to implement our business plan;
  effects of government regulation;
  general economic and financial market conditions;
  the ability of Kenderes Biogaz to maintain profitable operations, including the provision of a steady and cost effective supply of biomass;

  the ability to sell electricity to the grid on favorable terms.
  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain; and
  our ability to achieve future sales levels or other operating results.

Item 1. Business

We are a green mining company, primarily engaged in acquiring mineral assets and applying green methods of extraction such as renewable energy and carbon neutral living areas. We currently operate a 1.14 megawatt (“MW”) biogas renewable energy power plant in Hungary.

Overview

We were incorporated on July 21, 2005 in the State of Nevada under the name “Nava Resources, Inc.” for the purpose of conducting mineral exploration activities. We were authorized to issue 400,000,000 shares of common stock, having a par value of $0.001 per share.

On January 4, 2007, we obtained written consent from our shareholders to amend our Articles of Incorporation to change the par value of our common stock from $0.001 to $0.00001 per share. On February 28, 2007, our board of directors amended the Articles of Incorporation to make that change to the par value of our common stock.

On June 23, 2013, we entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with our wholly-owned subsidiary, Ourco Capital Ltd., (“Ourco”), International Eco Endeavors Corp. (“Eco Endeavors”), which was incorporated on April 28, 2011 under the laws of the Province of British Columbia, Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogaz”), pursuant to which Ourco and Eco Endeavors agreed to amalgamate to form “Amalco”, pursuant to the provisions of the Business Corporation Act (British Columbia).  Kenderes Biogaz is a wholly-owned subsidiary of Kenderesh which, in turn, is a wholly-owned subsidiary of Eco Endeavors. Kenderes Biogaz owns and operates a biogas plant located near Budapest, Hungary.

In June 2012, we also entered into an agreement to acquire Quivira Gold Ltd., which holds gold and diamond properties on the Kibi Greenstone Belt in the Eastern Region of Ghana.  While negotiations continue with respect to this acquisition, as of the date of this Form 10-K, the transaction has not yet closed.

Effective July 30, 2013, we changed our name from “Nava Resources, Inc.” to “Blox Inc.”.

On February 27, 2014, we closed the Amalgamation Agreement and completed the amalgamation of Ourco and Eco Endeavors under the name “Blox Energy Inc.”, thereby acquiring all of the issued and outstanding shares of Amalco.  Amalco is a private company incorporated pursuant to the Business Corporations Act (British Columbia) and is a renewable energy company that indirectly owns an operating biogas plant in Hungary. It is also engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.

In connection with the closing of the Amalgamation Agreement, we experienced a change of control, as a new director, who was a nominee of Eco Endeavors, was appointed to our board of directors, prior management resigned and were replaced by management nominated by Eco Endeavors, and former shareholders of Eco Endeavors were issued common shares that constituted 59% of our issued and outstanding shares as at the closing. As a result, we determined to treat the acquisition of Eco Endeavors as a reverse merger and recapitalization for accounting purposes, with Eco Endeavors as the acquirer for accounting purposes.  As such, the financial information, including the operating and financial results and audited and unaudited financial statements included in this annual report on Form 10-K represent the financial results of Eco Endeavors rather than that of our company prior to the completion of the acquisition described above.

Pursuant to the terms of the Amalgamation Agreement, and on the closing date thereof, all of the issued and outstanding common shares of Eco Endeavors were cancelled, and the former shareholders of Eco Endeavors received in exchange 60,000,000 units of our company on a pro rata basis.  Each unit consisted of one common share and one share purchase warrant, with each warrant exercisable into an additional common share at an exercise price of $0.05 per share for a period of five years from the closing date.  Based upon the price of the concurrent financing of $0.05 per unit, the aggregate value of the common shares issued to the former Eco Endeavors shareholders was $3,000,000.

Following the closing of the transaction, our company had 101,572,464 common shares issued and outstanding.  New directors and officers of our company and new directors of Amalco received an aggregate of 6,100,000 common shares (or 6% on a non-diluted basis) in connection with the closing of the Amalgamation Agreement.  Pursuant to a consulting agreement dated February 27, 2014 between our company and Robert Abenante, a director and officer of our company, Mr. Abenante received an additional 9,233,860 common shares and 8,000,000 share purchase warrants, having the same terms as above (or 9.1% on a non-diluted basis).  The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement.

Following the closing of the transaction, we acquired all of the common shares of Amalco and Amalco became a wholly-owned subsidiary of our company.

A copy of the Amalgamation Agreement was filed as Exhibit 10.7 to the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on September 17, 2013 and is incorporated herein by reference.  An amendment to the Amalgamation Agreement was subsequently filed on Form 8-K with the Securities and Exchange Commission on February 24, 2014 and is also incorporated herein by reference.

Concurrent Financing

In connection with the closing of the Amalgamation Agreement on February 27, 2014, we completed a non-brokered private placement, pursuant to which we issued an aggregate of 20,000,000 units at a price of $0.05 per unit for gross proceeds of $1,000,000.  Each unit consisted of one common share and one share purchase warrant, with each warrant entitling the holder to acquire an additional common share at the exercise price of $0.05 for a period of 5 years from the closing of the financing.  The units were issued to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The securities of our company that were issued to the former shareholders of Eco Endeavors upon the closing of the Amalgamation Agreement and to subscribers in the concurrent financing were not, and will not be, registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.  The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an applicable exemption from such registration requirements.

Change of Officers and Directors

Upon the closing of the Amalgamation Agreement, our board of directors appointed Robert Abenante as a director of our company and Robert Ironside and Cedric Wilson were appointed directors of Amalco. Mr. Wilson was subsequently appointed as a director of our company effective March 14, 2014 and Mr. Ironside was subsequently appointed a director of our company effective June 10, 2014. Effective as of the closing of the Amalgamation Agreement, Ronald Renne resigned from all executive officer positions and Robert Abenante was appointed as Chief Executive Officer and President, Kimberly Gillett was appointed Corporate Secretary and Marco Parente was appointed as interim Chief Financial Officer. Ms. Gillett subsequently resigned as Corporate Secretary effective June 12, 2014 and Mr. Parente resigned as Chief Financial Officer effective June 27, 2014, being replaced by Rick Low on such date.

Description of Business

Company Overview

Following the closing of the Amalgamation Agreement, our company began operating as a renewable energy company that indirectly owns an operating biogas plant in Hungary. We are also engaged in the development of renewable energy projects and intend to expand our offerings to be able to provide renewable energy services.

We commenced business through the acquisition of a 1.14 MW biogas plant located in close proximity to Budapest, Hungary, which occurred on April 28, 2012.  The biogas plant is held by our indirect subsidiary, Kenderes Biogas, a Hungarian corporation.  Following the acquisition, we undertook operational changes which included the elimination of redundant management, reducing costs, and injecting capital into the plant to increase operational efficiencies.  These changes resulted in the plant operating at 100% capacity and increased revenue.

The biogas plant takes in waste materials from local farms and other establishments and converts the emitted methane gas into electricity using two GE Jenbacher engines. Kenderes Biogaz has several suppliers, including Atev Zrt and Szatev Zrt, who provide animal waste, Progoods KFT, who provides corn husks and some green waste, Kuntej KFT and Friesland KFT, who provide milk whey, Turmix Bt, who provides frozen vegetable waste, sugar and fat and Alkaloida Zrt, who provides poppy heads. There are additional intermittent suppliers who provide mostly food or organic waste.  Liquid pig waste is also provided from a neighboring farm, which is a significant source of biomass for our plant. Due to the short-term nature of these supply agreements, our company’s operations are susceptible to significant supply risk which could affect our operating capacity and revenue. Should these contracts cease in the future, it would pose a significant risk to our company’s business and operations.

The electricity produced at the plant is fed directly into the Hungarian grid and is sold to the regional utility under the terms of a feed-in tariff contract. The biogas plant also has the potential to sell heat and fertilizer generated during operations, thereby maximizing the total use of materials leaving minimal waste to spare.  The biogas plant utilizes automatic feeders and computerized monitoring systems to mitigate errors. It is capable of operating year round and its output can be increased or decreased accordingly to capitalize on peak electricity rates and maximize returns.

We acquired the biogas plant as a test plant to gain knowledge and expertise in operating small scale renewable energy power plants.  We anticipate that the plant will continue to operate at full capacity, unless government regulations change and unless our biogas supply chain is reduced or disrupted, which includes our current working relationship with a neighboring farm.  Should any of these factors change, our operations and the future of our plant would need to be re-evaluated.  Our goal is to acquire additional small-scale renewable energy plants or build such plants where circumstances warrant in prospective locations, including in areas of close proximity to mines or other large facilities with substantial energy needs.  Additionally, our company intends to leverage the skills and expertise acquired to date to expand our business model to include the provision of renewable energy services to develop, construct and operate small-scale renewable energy plants for third parties.  As the Hungarian plant was partially acquired as a test plant, if circumstances warrant, we may elect to sell such plant and use the proceeds to further expand our business and acquire and develop additional plants. If the conditions in Hungary change significantly and operating the plant in that jurisdiction no longer proves economical, we may elect to move the plant to a more favorable location.

Our biogas plant is subject to two royalties.  The first is a royalty payable by Kenderes Biogaz to Palladio Projects Kft, calculated at 10% of the earnings before interest, taxes, depreciation and amortization of the Hungarian biogas plant.  In addition, at the closing of the Amalgamation Agreement, Kenderes Biogaz entered into another royalty agreement with Waratah Investments Limited, whereby Kenderes Biogaz agreed to pay a royalty calculated at 3% of all revenues generated from the Kenderes biogas plant and an additional royalty to Waratah calculated at 1.5% of all revenue generated from all other assets of Kenderes Biogaz other than the biogas plant.

The biogas plant is currently undergoing care and maintenance and, as such, we have elected to cancel its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogáz, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at mid hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. There were no penalties for the termination. Once the care and maintenance process has concluded, we will utilize the opportunity and seek competitive rates before renewing the contract.

We intend to expand our company’s business to offer services regarding the development, construction and operation of small-scale renewable energy plants. We are expanding into this business division as a way to leverage the expertise, technologies and services we have developed thus far as a result of acquiring, maintaining and developing our existing biogas plant in Hungary.

We intend to offer services to third parties related to the construction and design of a wide range of renewable energy plants that may include biogas, solar, wind, biomass and hydro sources of energy. Our operational expertise to date has been limited to biogas but we intend to expand our expertise internally and through acquisitions to expand into other renewable energy categories.

For our proposed services business, and depending on the customer’s preference, we intend to either build, own and operate the completed plant or build it for the customer to own. We anticipate we will sell the electricity, gas, heat or cooling generated by small-scale plants that we own under long-term contracts, typically to utilities, industrial facilities or other large consumers of energy. We anticipate that output will typically be sold under a sales agreement with a term covering 5 to 10 years of plant operation. The right to use the site for the energy plant, and the purchase of the renewable energy needed to fuel the plant, are anticipated to also be obtained under long-term agreements with terms at least as long as that of the associated output sales agreement. Initially, we anticipate that our projects will generally be designed and permitted by assistance from consulting engineers until such time as we are able to attract and hire engineers in-house. We anticipate that we will also subcontract installation of project equipment, under the supervision of our management.

Competition

We face significant competition from a large number of companies.  For our proposed services division, our principal competitors include large established companies such as Chevron Energy Solutions, Constellation Energy, Honeywell, Johnson Controls, NORESCO, Siemens Building Technologies, TAC Energy Solutions, Trane and Ameresco. As such entities have considerably more funds, expertise and experience, and as we are just initiating our services division based upon our experiences with our Hungarian biogas plant, we believe that we can compete with such entities based on project size and opt at least initially to pursue smaller renewable energy projects that such competitors will most likely not pursue.

For our renewable energy plant business, we compete primarily with large independent power producers and utilities, as well as a large number of developers of renewable energy projects. We compete for renewable energy projects primarily on the basis of project size, electing to pursue small scale projects that larger competitors will most likely not pursue.

Many of our competitors have longer operating histories and greater resources than we do, and we may be unable to compete effectively against our current competitors or additional companies that may enter our markets.

In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our energy efficiency and renewable energy projects and services. We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider.

Intellectual Property

We have no registered intellectual property rights.  Our intellectual property consists of various trade secrets and know-how related to the construction, operation and development of biogas plants and we protect this information through non-disclosure agreements and restricted access to our existing plant.

Sources and availability of Biogas supply

We are capable of sourcing our supply on a monthly basis.  The plant is currently on care and maintenance, so all supply contracts have been terminated.  In the event we negotiate a new electricity offtake agreement, we are confident we would be able to source supply for the biogas plant.

Dependence on one or a few major customers

Historically we have had one customer, MAVIR or Magyar Villamosenergia-Ipari Átviteli Rendszerirányító Zrt, which purchased all of the electricity from our sole operating biogas plant in Hungary. The price of the electricity supplied is at the highest maximized official price as defined in Annex 5 of the Hungarian Government decree.  This contract has now been terminated while the biogas undergoes maintenance.

Sales and Marketing

For our renewable energy projects business, we rely on management to identify, negotiate and acquire sites on which to build such projects or to acquire existing projects.  For renewable energy plants that are not located on a customer’s site or use sources of energy not within the customer’s control, we anticipate the sales process will also involves the identification of sites with attractive sources of renewable energy, such as a landfill or a site in close proximity to biomass to feed a proposed biogas plant, and obtaining necessary rights and governmental permits to develop a plant on that site. For example, for a biogas project, we start with gaining control of a biomass resource located close to the prospective customer. For other projects, we intend to look for sites where utilities are interested in purchasing renewable energy power at rates that are sufficient to make a project feasible. Where governmental agencies control the site and resource, such as a landfill owned by a municipality, the customer may be required to issue a request for proposal (RFP) to use the site or resource. Once we believe we are likely to obtain the rights to the site and the resource, we seek customers for the energy output of the potential project.

For our proposed services business, we will initially rely on our existing management team to perform sales and marketing functions until such time as we can hire additional personnel to perform this function.  We intend to offer customers customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and technical needs. We anticipate that the sales, design and construction process for energy efficiency and renewable energy projects will take from 12 to 36 months. We anticipate identifying project opportunities through referrals, requests for proposals, or RFPs, conferences, web searches and telemarketing. We intend to hire a small direct sales force in the near future to develop and follow up on marketing efforts.

Government Regulation

Various regulations affect the conduct of our business. Our projects, including our existing Hungarian biogas plant, must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which will vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or renewable energy plant.

Renewable energy projects are also subject to specific governmental safety and economic regulation.  The sale and distribution of electricity at the retail level is subject to state and provincial regulation, and the sale and transmission of electricity at the wholesale level is subject to federal regulation. While we do not own or operate retail-level electric distribution systems or wholesale-level transmission systems, the prices for the products we offer can be affected by the tariffs, rules and regulations applicable to such systems, as well as the prices that the owners of such systems are able to charge. The construction of power generation projects typically is regulated at the state and provincial levels, and the operation of these projects also may be subject to state and provincial regulation as “utilities.” At the federal level, the ownership, operation, and sale of power generation facilities may be subject to regulation. In addition, the state, provincial and federal regulations that govern qualifying facilities and other power sellers frequently change, and the effect of these changes on our business cannot be predicted.

Renewable energy projects may also be eligible for certain governmental or government-related incentives from time to time, including tax credits, cash payments in lieu of tax credits, and the ability to sell associated environmental attributes, including carbon credits. Government incentives and mandates typically vary by jurisdiction. In January 2014, our company received approval for a new permit to produce and sell electric power from a renewable source of biogas for five years.

Employees

As at June 27, 2014, we had no employees.  We had 3 consultants operating out of our corporate head office located at 600 – 666 Burrard Street, Vancouver, B.C., Canada, and had 2 consultants operating at the biogas plant site located at 5331 Kenderes, Hungary.  We have a total of 5 consultants, none of which are subject to a collective bargaining agreement.

Seasonality of Business

We are subject to seasonal fluctuations in Hungary, which experiences colder weather during the winter months. For our proposed services division, we anticipate that government contracting cycles will be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency and renewable energy projects. Further, the plant requires a solid material such as corn husks or sorghum to be purchased during the spring months, for delivery in the summer months.  This shipment usually facilitates the solid material supply base for the following 12 months.  Without this type of investment in inventory, our company would be subject to month to month purchases of supply which would create a significant supply risk to our company.

Subsidiaries

Amalco is our sole direct wholly-owned subsidiary.  Amalco was formed pursuant to the amalgamation of Eco Endeavors and Ourco, a non-operating British Columbia corporation that was used by us solely to facilitate the amalgamation.  The amalgamation occurred on February 27, 2014.  We also hold two additional indirect subsidiaries through Amalco, consisting of Kenderesh, a British Columbia corporation, and Kenderes Biogaz, a Hungarian corporation.  Kenderes Biogaz holds all right, title and interest in our operating biogas plant located in Hungary.  Quivira Minerals Inc. and Quivira Gold Inc. were formed in anticipation of our acquisition of certain gold assets in Ghana, which as of the date of this annual report has not yet been completed.

Item 1A.  Risk Factors

Much of the information included in this annual report on Form 10-K includes, or is based upon, estimates, projections or other forward-looking statements.  Forward-looking statements are statements that relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  Such forward-looking statements include any projections and estimates made by our management in connection with our business operations.  These statements speak only as of the date of this overview.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

The material risks and uncertainties that may affect our forward-looking statements include, among other things: (1) our ability to obtain any necessary financing on acceptable terms; (2) timing and amount of capital expenditures; (3) timely receipt of regulatory approvals; (4) our management team’s ability to implement our business plan; (5) effects of government regulation; (6) general economic and financial market conditions; (7) ability of Kenderes Biogaz to maintain profitable operations, including the provision of a steady and cost effective supply of biomass and the ability to sell electricity to the grid on favorable terms; and (8) other factors beyond our control.

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating our company and our business, before purchasing shares of our common stock.  Additional risks not presently known to us may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

Risks Relating to Our Company

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We will be required to expend substantial amounts of working capital in order to develop our operations.  We have not generated sustained income from operations since inception, have incurred losses in developing our business, and further losses are anticipated.  Our operations to date were largely funded from capital raised from our private offerings of equity and debt securities.  We will continue to require additional financing to meet our obligations and the costs of operations and to execute our business strategy.  For the year ended March 31, 2014 we incurred a net loss of $1,430,239, for the year ended March 31, 2013, we incurred a loss of $905,390, and we expect losses to continue in the future. These factors raise substantial doubt about our company’s ability to continue as a going concern. After auditing our consolidated financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

Our ability to continue and grow our operations is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We anticipate that our current cash and cash equivalents of approximately $904,000 will only be sufficient to sustain our operations for a period of 12 months. Subsequent activities will require additional funding. Until our business operations provide sustained profits, for which we can offer no assurance, our primary means of financing our activities is anticipated to occur through the sale of our debt and equity securities. The sale of common stock requires favorable market conditions, as well as specific interest in our stock, neither of which may exist. The issuance of debt securities may not be available on acceptable terms, if at all. If we are unable to raise additional funds in the future, we may have to cease our operations.

If we do not obtain additional financing, we will not be able to conduct our business operations and achieve our business objectives.

To achieve our objectives established in our business plan, capital is required to maintain operations, maintain and purchase equipment, purchase biomass to feed our existing plant and invest in infrastructure to grow our business. We will require significant additional funds to execute and grow our business.

If demand for our renewable energy services business does not develop as we expect, or if current business conditions related to our Hungarian biogas plant does not improve, our revenue will suffer and our business will be harmed.

We believe, and our growth plans assume, that the market for renewable energy services will continue to grow, that we will increase our penetration of this market and that our revenue from selling into this market will continue to increase over time.  Similarly, we assume that operations at our Hungarian biogas plant will continue to develop and that revenue from this plant will increase over time. Finally, we assume we will be able to locate and build or acquire additional renewable energy plants to increase our business.  If our expectations as to our planned growth strategy, including the growth of our operations at our Hungarian biogas plant, are not correct and if the size of the renewable energy services business and our ability to sell our services in this market are not correct, our revenue will suffer and our business will be harmed.

Our business depends in part on federal, state, provincial and local government support for energy efficiency and renewable energy, and a decline in such support could harm our business.

We depend in part on legislation and government policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of (i) our existing Hungarian biogas plant, (ii) the proposed renewable energy services business and (iii) our proposed small-scale renewable energy projects that we plan to undertake on a going forward basis. Several governments currently support renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities do business with plants that operate renewable energy plants, encourage or subsidize governmental procurement of services, provide regulatory, tax and other incentives to others to procure services for such plants and provide tax and other incentives that reduce costs or increase revenues.

We depend upon such programs for the success of our existing plant and we, and our prospective customers for our renewable energy services business and renewable energy projects business, will likely depend on these programs to help justify the costs associated with, and to finance, energy efficiency and renewable energy projects. If any of these incentives are adversely amended, eliminated or not extended beyond their current expiration dates, or if funding for these incentives is reduced, it could adversely affect our ability to pursue such projects for prospective customers and obtain project commitments from new customers. A delay or failure by government agencies to administer, or make procurements under, these programs in a timely and efficient manner could have a material adverse effect on our potential customers’ willingness to enter into project commitments with us.

Additional projects we may undertake for direct ownership or for our customers will generally require significant capital, which our customers or we may finance through third parties, and such financing may not be available to our customers or to us on favorable terms, if at all.

The significant disruptions in the global credit and capital markets in the last several years have made it more difficult for our potential customers and us to obtain financing on acceptable terms or, in some cases, at all. If we or our potential customers are unable to raise funds on acceptable terms when needed, we may be unable to finance or acquire additional projects or secure customer contracts. The acquisitions or size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by us or our customers to raise the funds necessary to finance our projects could materially affect our operations and business.

Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.

Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable services and products, such as Power Serviz to service perform regular required maintenance on the gas engines and other complex components.

We will rely on subcontractors to perform substantially all of the construction and installation work related to our projects. Currently, we retain third parties to provide all design and engineering work related to, and act as the general contractor for, our projects. If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed.

Our business will depend on experienced and skilled personnel and substantial specialty subcontractor resources, and if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.

The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project and construction management, and business development and sales professionals. In addition, our proposed construction projects will require a significant amount of trade labor resources, such as electricians, mechanics, carpenters, masons and other skilled workers, as well as certain specialty subcontractor skills.

Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of Robert Abenante, our Chief Executive Officer, President and a director. If we were to lose the services of Robert Abenante or other key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

Our industry is highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, pay more for existing projects, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy solutions at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our products and services. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

In order to secure contracts for new projects for our business, we anticipate we will face a long and variable selling cycle that requires significant resource commitments and will require a long lead time before we realize revenue.

The sales, design and construction process for energy efficiency and renewable energy projects we estimate will take from 12 to 36 months on average. Potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to such services. We anticipate that most of our potential customers will issue a request for proposal (RFP), as part of their consideration of alternatives for their proposed project. In preparation for responding to an RFP, we anticipate we will conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. This extended sales process will require the dedication of significant time by our management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenue.

We may be unable to build, complete or operate our projects on a profitable basis or as we have committed to our customers.

Development, installation and construction of our renewable energy projects business, and operation of our renewable energy projects, entails many risks, including:

  failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule;
  failure to obtain all necessary rights to land access and use;
  failure to receive quality and timely performance of third-party services;
  increases in the cost of labor, equipment and commodities needed to construct or operate projects;
  permitting and other regulatory issues, license revocation and changes in legal requirements;
  shortages of equipment or skilled labor;
  unforeseen engineering problems;
  failure of a customer to accept or pay for renewable energy that we supply;
  weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and accidents involving personal injury or the loss of life;
  labor disputes and work stoppages;
  mishandling of hazardous substances and waste; and
  other events outside of our control.

Any of these factors could give rise to construction delays and construction and other costs in excess of our expectations. This could prevent us from completing construction of our proposed projects, cause defaults under any financing agreements or under contracts that require completion of project construction by a certain time, cause projects to be unprofitable for us, or otherwise impair our business, financial condition and operating results.

Our small-scale renewable energy plants, including our existing Hungarian biogas plant, may not generate expected levels of output.

The small-scale renewable energy plants that we anticipate we will construct will be subject to various operating risks that may cause them to generate less than expected amounts of processed electricity or thermal energy. These risks include a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; less than expected supply of the plant’s source of renewable energy, such as biomass; or a faster than expected diminishment of such supply. Any extended interruption in the plant’s operation, or failure of the plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results. In addition, we could in the future incur material asset impairment charges if any of our renewable energy plants incurs operational issues that indicate that our expected future cash flows from the plant are less than its carrying value. Any such impairment charge could have a material adverse effect on our operating results in the period in which the charge is recorded.

Our renewable energy projects depend on locating and acquiring suitable operating sites, of which there are a limited number.

Our biogas renewable energy projects must be sited at locations where we can secure sufficient supplies of biomas and economical connections to provide power or biofuel to customers. Sites for our renewable energy plants must be suitable for construction and efficient operation, which, among other things, requires appropriate road access. Further, electric plants must be interconnected to electricity transmission or distribution networks. Once we have identified a suitable project site, obtaining the requisite lease or other land rights (including access rights, setbacks and other easements) requires us to negotiate with landowners and local government officials. These negotiations can take place over a long time, are not always successful and sometimes require economic concessions not in our original plans. The property rights necessary to construct and interconnect our plants must also be insurable and otherwise satisfactory to our financing counterparties.

Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

  the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
  we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
  we may have difficulty integrating the operations and personnel of the acquired company;
  key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
  we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
  we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions;
  we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
  our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
  we may incur one-time write-offs or restructuring charges in connection with the acquisition;
  we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
  we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

We need governmental approvals and permits, and we typically must meet specified qualifications, in order to undertake our renewable energy projects and construct, own and operate our small-scale renewable energy projects, and any failure to do so would harm our business.

The design, construction and operation of our small-scale renewable energy projects require various governmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. We cannot predict whether all permits required for a given project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit essential to a project or the imposition of impractical conditions would impair our ability to develop the project. In addition, we cannot predict whether the permits will attract significant opposition or whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our ability to develop that project or increase the cost so substantially that the project is no longer attractive to us. If we were to commence construction in anticipation of obtaining the final, non-appealable permits needed for that project, we would be subject to the risk of being unable to complete the project if all the permits were not obtained. If this were to occur, we would likely lose a significant portion of our investment in the project and could incur a loss as a result. Further, the continued operations of our projects require continuous compliance with permit conditions. This compliance may require capital improvements or result in reduced operations. Any failure to procure, maintain and comply with necessary permits would adversely affect ongoing development, construction and continuing operation of our projects.

Compliance with environmental laws could adversely affect our operating results.

Costs of compliance with federal, state, provincial, local and other foreign existing and future environmental regulations could adversely affect our cash flow and profitability. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in connection with energy efficiency and renewable energy projects, and we may incur significant additional costs to comply with these requirements. If we fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our projects, and future changes in environmental laws and regulations could occur. These factors may materially increase the amount we must invest to bring our projects into compliance and impose additional expense on our operations.

In addition, private lawsuits or enforcement actions by federal, state, provincial and/or foreign regulatory agencies may materially increase our costs. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

We currently generate all of our revenue from operations in Hungry related to our biogas plant and as such, we face certain risks as a result of doing business in this jurisdiction.

Our operations are subject to a variety of risks, including:

  building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;
  increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
  additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
  imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
  increased exposure to foreign currency exchange rate risk;
  longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
  difficulties in repatriating overseas earnings;
  general economic conditions in the countries in which we operate; and
  political unrest, war, incidents of terrorism, or responses to such events.

Our overall success will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

Our insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.

Although we maintain insurance, obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

If the cost of energy generated by traditional sources does not increase, or if it decreases, demand for our services may decline.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, may reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.

Our activities and operations are subject to numerous health and safety laws and regulations, and if we violate such regulations, we could face penalties and fines.

We are subject to numerous health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations require us to obtain and maintain permits and approvals and implement health and safety programs and procedures to control risks associated with our projects. Compliance with those laws and regulations can require us to incur substantial costs. Moreover, if our compliance programs are not successful, we could be subject to penalties or to revocation of our permits, which may require us to curtail or cease operations of the affected projects. Violations of laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Health and safety laws, regulations and permit requirements may change or become more stringent. Any such changes could require us to incur materially higher costs than we currently have. Our costs of complying with current and future health and safety laws, regulations and permit requirements, and any liabilities, fines or other sanctions resulting from violations of them, could adversely affect our business, financial condition and operating results.

We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We cannot assure that we can operate in a profitable manner in the future. Even if we generate future revenues sufficient to expand operations, increased infrastructure, operating and inventory costs could impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from the sale of electricity, we will not be able to earn profits or potentially continue operations. There is limited history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate significant revenues or maintain profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Changes in the exchange rates between the United States dollar and foreign currencies may be volatile and may negatively impact our costs, which in turn could adversely affect our operating results.

When operating in foreign countries, such as Hungary, we expect to incur a certain amount of our expenses from our operations in foreign currency and translate these amounts into United States dollars for purposes of reporting operating results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we anticipate holding foreign currency balances, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Moreover, if we attempt to hedge our risk in the currency markets and are unsuccessful and or if our competitors are more successful arbitraging the currency risk we may find ourselves at a competitive disadvantage to other market participants which would have a material adverse effect on our business operations.

We depend on the efforts of our management. Our management team lacks experience in managing a public company and the obligations incident to being a public company will place significant demands on our management.

Our officers lack experience in operating a public company. Our success is substantially dependent on the performance of our executive officers.  In particular, our success depends substantially on the continued efforts of Robert Abenante, our Chief Executive Officer and President for his working knowledge of the biogas industry in Hungary.

Since our officers and directors have the ability to be employed by or consult for other companies, their other activities could slow down our operations.

Robert Abenante, our President, Chief Executive Officer and a director, works with other companies. Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that each of our directors will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Abenante, or any of our other officers or directors.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or any of our directors or officers.

Risks Relating to Our Common Stock

Since public trading in our common stock is limited and sporadic, there can be no assurance that our stockholders will be able to liquidate their holdings of our common stock.

Our common stock price is currently quoted on the OTCQB under the symbol “BLXX”.  However, trading has been limited and sporadic and we can provide no assurance that the market for our common stock will be sustained. We cannot guarantee that any stockholder will find a willing buyer for our common stock at any price, much less a price that will result in realizing a profit on an investment in our shares. There may be limited opportunity for stockholders to liquidate any of their holdings in common stock of the company. Trading volume may be insignificant and stockholders may be forced to hold their investment in our company’s shares for an extended period of time. The lack of liquidity may also cause stockholders to lose part or all of their investment in our common stock.

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

  actual or anticipated variations in our results of operations;
  our ability or inability to generate revenues;
  increased competition; and
  conditions and trends in the biogas industry.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of the date hereof, our company had 101,572,464 shares of common stock outstanding. Accordingly, we may issue up to an additional 298,427,536 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our company is subject to Multilateral Instrument 51-105 as adopted by all jurisdictions in Canada except the Province of Ontario which, among other things, imposes certain resale restrictions and legending requirements on our shares.

As a reporting issuer in the Province of British Columbia, our company is subject to Multilateral Instrument 51-105 which regulates companies with certain connections to any jurisdiction in Canada other than the Province of Ontario that have a class of securities that has been assigned a ticker symbol by the Financial Industry Regulatory Authority in the United States for use on any of the over-the-counter markets in the United States and includes a class of securities whose trades have been reported in the grey market.  In addition to disclosure and reporting obligations required under MI 51-105, the instrument imposes certain resale requirements of private placement securities acquired after the ticker-symbol date including the following:

  a four month period has passed from the date of distribution of the security (unless the person is a control person of the issuer in which case the person must hold the security for a period of at least 6 months);
  the number of securities the person proposed to trade, plus the number of securities of the same class that the person has traded in the prior 12 months does not exceed 5% of the issuer’s outstanding securities of the same class;
  the person trades the securities through an investment dealer registered in a jurisdiction in Canada;
  the investment dealer executes the trade through any of the over-the-counter markets in the United States; and
  the certificate representing the security bears a legend which states that the holder must not trade the securities of the issuer unless the conditions in Section 13 of MI 51-105 are met.

As a result, it may be difficult for our shareholders to resell their securities and may result in reducing demand for our shares and reduced trading activity of our stock.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other property used in the operation of our current business. Our principal executive offices are located at Suite 600 - 666 Burrard Street, Vancouver, British Columbia, Canada V6C 3P6. We pay rent of $3,188 per month, to an unrelated third party to lease our office premises, which cover an area of approximately 268 square feet. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more employees.

We also operate a biogas plant near Budapest, Hungary, as described above in Item 1.

Item 3.  Legal Proceedings

We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”. On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”.  Prior to July 18, 2008, there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended June 30, 2012 and June 30, 2013 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
December 31, 2014	0.17	0.09
September 30, 2013	0.25	0.10
June 30, 2013	0.23	0.15
March 31, 2013	0.10	0.05
December 31, 2012	0.10	0.05
September 30, 2012	0.10	0.05
June 30, 2012	0.10	0.05

On June 26, 2014, the closing price of our common stock as reported by the OTCQB was $0.40 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Computershare Limited. 510 Burrard Street, 2nd Floor, Vancouver, British Columbia V6C 3B9, Tel: 604-661-9400, Fax: 604-661-9549.

Holders of Common Stock

As of June 26, 2014, we had 101,572,464 shares of our common stock issued and outstanding held by 35 holders of record.

Dividends

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws, nor are we subject to any contractual restrictions, that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,700,000	$0.01	8,300,000
Total	1,700,000	$0.01	8,300,000

On February 27, 2014, our board of directors adopted a new Stock Option Plan (the “Plan”).  The Plan provides for the grant of incentive stock options to purchase shares of our common stock to our directors, officers, employees and consultants. The Plan is administered by our board of directors, except that it may, in its discretion, delegate such responsibility to a committee comprised of at least two directors. A maximum of 10,000,000 shares are reserved and set aside for issuance under the Plan. Each option, upon its exercise, entitles the optionee to acquire one share of our common stock, upon payment of the applicable exercise price. The exercise price will be determined by the board of directors at the time of grant. Stock options may be granted under the Plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by the board, subject to earlier termination in accordance with the terms of the Plan.

On February 27, 2014, we granted an aggregate of 1,700,000 stock options to purchase our common stock to directors and officers of our company.  Each option is exercisable into one common share at the exercise price of US$0.01 until February 27, 2019.  The common shares underlying the stock options are subject to an escrow agreement whereby, 25% were eligible to be released on the closing of the Amalgamation Agreement, and 25% will be eligible for release in subsequent six month periods.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Overview

We were incorporated in the State of Nevada on July 21, 2005. Following incorporation, we were engaged in the exploration of early-stage mineral properties. However, we were not successful in developing our mineral property interests and thus began to investigate other business opportunities in order to maximize shareholder value. As a result, we entered into the Amalgamation Agreement with Eco Endeavors, which closed on February 27, 2014.

Following the closing of the Amalgamation Agreement, we commenced focusing on the business currently carried on by Amalco, which operates as a renewable energy company that indirectly owns an operating biogas plant in Hungary. It is also engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.  Amalco currently owns and operates a 1.14 MW biogas plant located just outside of Budapest, Hungary. The plant serves as a pilot project to demonstrate the potential for similar use of renewable energy in a variety of regions and climates.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2014, we had an accumulated deficient of $5,885,175. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

We will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in this annual report and eventually secure other sources of financing and attain profitable operations.

Results of Operations

Years Ended March 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2014 and 2013 which are included herein:

	Year Ended March 31, 2014	Year Ended March 31, 2013
Revenue, net of royalties	$759,036	$874,887
Cost of goods sold	1,210,802	1,019,799
Gross loss	451,766	144,912
Net Loss (after operating expenses and other expenses	$1,430,239	$905,390

Revenue and Cost of Goods Sold

Total revenues decreased from $901,946 during the year ended March 31, 2013 to $781,286 during the year ended March 31, 2014, as a result of lower output due to reduced availability of biogas supply which resulted in lower sales.  Cost of goods increased from $1,019,799 in 2013 to $1,210,802 in 2014.  Our cost of goods was 113% of our revenues for the year ended March 31, 2013 and 155% of our revenues for the year ended March 31, 2014.  Our cost of goods sold increased during the year ended March 31, 2014, primarily due to a lack of supply which resulted in higher prices.  This was largely due to poor weather conditions for growing sorghum and corn husks, which are key inputs for our biogas plant.  These weather conditions resulted in limited supply and higher prices. Management believes that cost of goods sold will decrease in the immediate future due to recent improvements in the availability of supply.

Expenses

Our operating expenses for the years ended March 31, 2014 and March 31, 2013 were as follows:

	March 31, 2014	March 31, 2013
Operating Expenses
Consulting and professional fees	87,930	70,761
Foreign exchange	18,186	8,141
Interest expense	202,499	132,339
Office and administration fees	143,797	140,562
Other expense	313,824	(102,882)
Plant acquisition costs	-	445,074
Salaries	11,814	12,713
Shares issued for services	115,423	49,935
Stock-based compensation	85,000	-
Website development	-	3,835
Total Operating Expenses	978,473	760,478

Total operating expenses increased from $760,478 during 2013 to $978,473 during 2014, which reflects the increased business activities for this period. Stock based compensation increased as the result of options granted in the fourth quarter of 2014. Other expenses consisted of raw material supplies for our power plant. The increase in operating expenses was largely the result of our decreased bargaining position with the plant’s supplier of raw materials and an increase in tariffs imposed by the Hungarian government.  Management anticipates operating expenses will materially increase in future periods as our company expands our business operations and incurs increased professional fees as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At March 31, 2014	At March 31, 2013
Current assets	$1,203,178	$122,988
Current liabilities	255,715	560,451
Working capital (deficiency)	$947,463	$(437,463)

Current Assets

The increase in current assets as of March 31, 2014 as compared to March 31, 2013 was primarily due to an increase in cash to $903,850 from $22,285, as a result of the completion of a private placement financing in February 2014, which also led to our increased working capital position as at March 31, 2014 as compared to March 31, 2013.

Current Liabilities

Current liabilities as at March 31, 2014 decreased by $304,736 primarily due to decreases in  accounts payable, loans payable and interest payable.

Cash Flow

Our cash flow for the year ended March 31, 2014 and, 2013 was as follows:

Cash Flows

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net Cash used in operating activities	$(732,665)	$(671,084)
Net Cash provided (used) in investing activities	7,362	(926,175)
Net Cash provided by financing activities	1,606,868	1,560,905
Net increase (decrease) in cash and cash equivalents	$881,565	$(36,354)

Operating activities

The increase in net cash used in operating activities from 2013 to 2014 was primarily due to repayment of loans and interest payable.

Investing activities

The higher amount of cash used in investing activities in 2013 compared to 2014 was primarily due to the acquisition of Kenderes Biogaz for cash consideration of $978,712 on April 1, 2013.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2014 was $1,606,868, as compared to $1,560,905 for the year ended March 31, 2013. The increase of net cash provided by financing activities was mainly attributable to sale of common stock and warrants.

In connection with the closing of the Amalgamation Agreement, we completed a non-brokered private placement financing, pursuant to which we issued an aggregate of 20,000,000 units at a price of $0.05 per unit for gross proceeds of $1,000,000.  Each unit consisted of one common share and one share purchase warrant, with each warrant entitling the holder to acquire an additional common share at the exercise price of $0.05 for a period of 5 years from the closing of the financing.  The units were issued to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The securities of our company that were issued to the former shareholders of Eco Endeavors upon the closing of the Amalgamation Agreement and to subscribers in the concurrent private placement financing have not been, and will not be, registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.  The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an applicable exemption from such registration requirements.

Critical Accounting Policies

i)	Determination of functional currencies

In determining the Company's functional currency, it periodically reviews its primary and secondary indicators to assess the primary economic environment in which the entity operates in determining the Company's functional currencies.  The Company analyzes the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled.  The Company also analyzes secondary indicators such as the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining the Company's predominant economic environment requires significant judgment.

ii)	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $1,430,239 and $905,390 for the years ended March 31, 2014 and 2013, respectively, and has incurred cumulative losses since inception of $5,885,175. These factors raise substantial concern about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management’s assessment that the going concern assumption is appropriate.

iii)	Useful life of equipment

Each significant component of an item of equipment is depreciated over its estimated useful life.  Estimated useful lives are determined based on current facts and past experience, and take into consideration the anticipated physical life of the asset, existing long-term sales agreements and contracts, current and forecasted demand, the potential technological obsolescence, and regulations.

Cash Requirements

We believe that the Company’s current cash position will meet our present and near-term cash needs.  Although as the Company continues to search for both mining and renewable opportunities, we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $904,000 in cash. We expect to incur significant capital expenditures once we close our anticipated gold acquisition of Quivira in Ghana.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Contractual Obligations

Not applicable.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the

Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting

Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blox, Inc.
Consolidated Financial Statements

For the Years ended March 31, 2014 and March 31, 2013
(Expressed in U.S. Dollars)

INDEPENDENT AUDITOR'S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Blox, Inc.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Blox, Inc. which comprise the balance sheet as of March 31, 2014 and 2013 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  This includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States).

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluation the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blox, Inc. as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Blox, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Blox, Inc. has accumulated losses since inception and has a net working capital deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan LLP”
June 30, 2014	Chartered Accountants

PO Box 10007, 1488 – 700 West Georgia Street, Vancouver, British Columbia, Canada V7Y 1A1 Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 Email: info@morganllp.com

Blox, Inc.
Consolidated Statements of Financial Position
(Expressed in U.S. Dollars)

	March 31, 2014	March 31, 2013

ASSETS
Current Assets
Cash and Cash Equivalents	$903,850	$22,285
Accounts receivable	63,826	89,657
Prepaid expenses	235,502	11,046
Total Current Assets	1,203,178	122,988

Prepaid Expenses	115,423	-
Property, Plant and Equipment (Note 5)	812,060	1,055,653
Total Assets	$2,130,661	$1,178,641

LIABILITIES
Current Liabilities
Accounts payable (Note 10)	$128,855	$223,300
Royalty payments payable (Note 12)	66,570	49,366
Loans payable (Note 11)	60,290	157,354
Interest payable	-	130,431
Total Current Liabilities	255,715	560,451

Long Term Debt (Note 8)	-	1,522,937
Total Liabilities	255,715	2,083,388

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock (Note 9) – 400,000,000 authorized – 101,572,464 issued (2013 – 15,892,062)	892	-
Additional Paid-in Capital	5,120,063	743,776
Contributed Surplus	2,299,319	-
Accumulated Other Comprehensive Income (Loss)	339,847	(249,012)
Deficit	(5,885,175)	(1,399,511)
Total Stockholders' Equity (Deficiency)	1,874,946	(904,747)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,130,661	$1,178,641

These consolidated financial statements are authorized for issue by the Board of Directors on June 30, 2014.

“Robert Abenante”	“Robert Ironside”
Director	Director

See accompanying notes to the consolidated financial statements.

Blox, Inc.
Consolidated Statements of Comprehensive Loss
(Expressed in U.S. Dollars)

	Year Ended
	March 31, 2014	March 31, 2013

Revenue	$781,286	$901,946
Royalties	(22,250)	(27,059)
Net Revenue	759,036	874,887

Cost of Sales
Cost of raw materials	889,551	697,853
Direct labour	54,401	64,028
Amortization	245,761	245,260
Other	21,089	12,658
	1,210,802	1,019,799
Gross loss	(451,766)	(144,912)
Operating Expenses
Consulting and professional fees (Note 11)	87,930	70,761
Foreign exchange	18,186	8,141
Interest expense	202,499	132,339
Office and administration fees (Note 11)	143,797	140,562
Other expense	313,824	(102,882)
Plant acquisition costs (Note 6)	-	445,074
Salaries	11,814	12,713
Shares issued for services (Note 9)	115,423	49,935
Stock-based compensation (Note 9)	85,000	-
Website development	-	3,835
Total Operating Expenses	978,473	760,478

Net Loss for the Year	(1,430,239)	(905,390)
Unrealized gain (loss) on translation of foreign operations	588,859	(248,706)
Comprehensive Loss for the Year	$(841,380)	$(1,154,096)
Net Loss Per Common Share	$(0.04)	$(0.06)
Weighted Average Number of Shares Outstanding – Basic and diluted	32,241,079	15,700,281

See accompanying notes to the consolidated financial statements.

Blox, Inc.
Consolidated Statements of Changes in (Deficiency) Equity
(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

March 31, 2012	13,240,000	$-	$655,873	$-	$(306)	$(494,121)	$161,446

Issue common shares	152,062	-	37,968	-	-	-	37,968
Shares for services	2,500,000	-	49,935	-	-	-	49,935
Comprehensive loss	-	-	-		(248,706)	(905,390)	(1,150,096)

March 31, 2013	15,892,062	-	743,776	-	(249,012)	(1,399,511)	(904,747)

Debt conversion	100,310,000	-	2,129,805	-	-	-	2,129,805
Reverse acquisition	(43,863,458)	600	1,499,400	1,500,000	-	(3,055,425)	(55,425)
Stock issued for cash	20,000,000	200	499,800	500,000	-	-	1,000,000
Stock for services	9,233,860	92	247,282	214,319	-	-	461,693
Stock options issued	-	-	-	85,000	-	-	85,000
Comprehensive loss	-	-	-	-	588,859	(1,430,239)	(841,380)

March 31, 2014	101,572,464	$892	$5,120,463	$2,229,319	$339,847	$(5,885,175)	$1,874,946

See accompanying notes to the consolidated financial statements.

Blox, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year	$(1,430,239)	$(905,390)
Non-cash adjustments:
Amortization	245,761	245,260
Shares issued for services	115,423	49,935
Stock-based compensation	85,000	-
Unrealized foreign exchange	523,904	(237,090)
Changes in non-cash working capital:
Accounts receivable	25,831	(85,815)
Prepaid expenses	6,391	(11,046)
Accounts payable	(94,445)	(64,088)
Royalty payments payable	17,204	49,366
Loans payable	(97,064)	157,353
Interest payable	(130,431)	130,431
	(732,665)	(671,084)
INVESTING ACTIVITIES
Acquisition of power plant	-	(893,797)
Acquisition of equipment	(2,168)	(35,308)
Cash acquired on reverse acquisition	9,530	2,930
	7,362	(926,175)
FINANCING ACTIVITIES
Proceeds from long-term debt	606,868	1,522,937
Shares issued for cash	1,000,000	37,968
	1,606,868	1,560,905

Increase (Decrease) in Cash and Cash Equivalents	881,565	(36,354)

Cash and Cash Equivalents, Beginning of Year	22,285	58,639

Cash and Cash Equivalents, End of Year	$903,850	$22,285

See accompanying notes to the consolidated financial statements.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is 600 – 666 Burrard Street, Vancouver, British Columbia, V6C 3P6. The Company is primarily engaged in sourcing, developing, and operating renewable energy projects in Europe.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) and Ourco Capital Ltd. (“Ourco”), a wholly owned subsidiary of the Company formed for the purpose of this business combination. At amalgamation of Eco Endeavors and Ourco, all of Eco Endeavors common shares outstanding were cancelled, and the holders of Eco Endeavors’ common shares, other than the Company and Ourco, received in exchange for their Eco Endeavors’ common shares cancelled, 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit. Neither the Company nor Ourco received any repayment of capital in respect of any Eco Endeavors’ common shares held by them that were cancelled. All of the common shares of Ourco outstanding immediately prior to the effective time were cancelled and replaced with an equal number of common shares of the amalgamated company (“Amalco”) formed between Eco Endeavors and Ourco, a wholly owned subsidiary of the Company. As consideration for the issuance of the Company’s units, Amalco issued the Company one common share of Amalco for each unit issued. Eco Endeavors sources, develops, and operates renewable energy projects worldwide with a focus on Europe and North America.

2.	Basis of Presentation

(a)	Statement of Compliance

These financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)	Basis of Presentation

The consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis except for financial instruments that have been measured at fair value. These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for fair value have been included. All intercompany balances and transactions have been eliminated upon consolidation.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

2.	Basis of Presentation (Continued)

(c)	Presentation and Functional Currencies

The Company’s presentation currency is the U.S. Dollar and functional currency is the Canadian Dollar. The functional currency of its Hungarian subsidiary is the Hungarian Forint. The consolidated financial statements of the Company are translated to United States dollar equivalents. Assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment, if any, on translation to the reporting currency is reported as a separate component of stockholders’ equity, whereas gains and losses arising from foreign currency transactions are included in results of operations.

(d)	Significant Accounting Judgments and Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the period. Actual outcomes could differ from these estimates. Revisions to accounting estimates are recognized in the period in which the estimate is revised ad may affect both the period of revision and future periods.

In applying the Company's accounting policies, management has made certain judgments that may have a significant effect on the consolidated financial statements. Such judgments include the determination of the functional currencies and use of the going concern assumption.

i)	Determination of functional currencies

In determining the Company's functional currency, it periodically reviews its primary and secondary indicators to assess the primary economic environment in which the entity operates in determining the Company's functional currencies. The Company analyzes the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled. The Company also analyzes secondary indicators such as the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining the Company's predominant economic environment requires significant judgment.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

2.	Basis of Presentation (Continued)

(d)	Significant Accounting Judgments and Estimates (Continued)

ii)	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $1,428,448 and $905,390 for the years ended March 31, 2014 and 2013, respectively, and has incurred cumulative losses since inception of $5,885,175. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

iii)	Useful life of equipment

Each significant component of an item of equipment is depreciated over its estimated useful life. Estimated useful lives are determined based on current facts and past experience, and take into consideration the anticipated physical life of the asset, existing long-term sales agreements and contracts, current and forecasted demand, the potential technological obsolescence, and regulations.

3.	Significant Accounting Policies

(a)	Foreign Currency Accounting

i)	Foreign currency transactions

Transactions in foreign currencies are translated to the respective functional currencies of the Company's entities at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are retranslated to the functional currency at the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies that are measured at fair value are retranslated to the functional currency at the exchange rate at the date that the fair value was determined. Non-monetary items that are measured in terms of historical costs in a foreign currency are translated using the exchange rate at the date of transaction. Foreign currency differences arising on retranslation are recognized in profit or loss, except for differences arising on the translation of available-for-sale financial instruments, which are recognized in other comprehensive income

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (Continued)

(a)	Foreign Currency Accounting(Continued)

ii)	Foreign operations

The assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated to U.S. dollars at exchange rates at the dates of the transactions. Foreign currency differences are recognized in other comprehensive income. When a foreign operation is disposed of, the relevant amount in the accumulated other comprehensive income is transferred to profit or loss as part of the gain or loss on disposal.

(b)	Cash and Cash Equivalents

Cash includes cash deposited at banks and highly liquid investments with original maturities of three months or less when purchased.

(c)	Financial Instruments

Financial assets

All financial assets are initially recorded at fair value and classified upon inception into one of the following four categories: held to maturity, available for sale, loans and receivables or at fair value through profit or loss (“FVTPL”).

Financial assets classified as FVTPL are measured at fair value with unrealized gains and losses recognized through earnings. The Company’s cash and amounts receivable are classified as FVTPL.

Financial assets classified as loans and receivables and held to maturity assets are measured at amortized cost. Financial assets classified as available for sale are measured at fair value with unrealized gains and losses recognized in other comprehensive income and loss except for losses in value that are considered other than temporary which are recognized in earnings.

Transactions costs associated with FVTPL financial assets are expensed as incurred, while transaction costs associated with all other financial assets are included in the initial carrying amount of the asset.

A financial asset is assessed at each reporting date to determine whether there is any objective evidence that it is impaired. A financial asset is considered to be impaired if objective evidence indicates that one or more events have had a negative effect on the estimated future cash flows of that asset.

An impairment loss in respect of a financial asset measured at amortized cost is calculated as the difference between its carrying amount and the present value of the estimated future cash flows, discounted at the original effective interest rate.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (Continued)

(c)	Financial Instruments(Continued)

Financial assets (Continued)

Individually significant financial assets are tested for impairment on an individual basis. The remaining financial assets are assessed collectively in groups that share similar credit risk characteristics.

An impairment loss is reversed if the reversal can be related objectively to an event occurring after the impairment loss was recognized. For financial assets measured at amortized cost, this reversal is recognized in profit or loss.

Financial liabilities

All financial liabilities are initially recorded at fair value and classified upon inception as FVTPL or other financial liabilities.

Financial liabilities classified as other financial liabilities are initially recognized at fair value less directly attributable transaction costs. After initial recognition, other financial liabilities are subsequently measured at amortized cost using the effective interest rate method. The effective interest rate method is a method of calculating the amortized cost of a financial liability and of allocating interest expense over the relevant period. The effective interest rate is the rate that discounts estimated future cash payments through the expected life of the financial liability, or, where appropriate, a shorter period. The Company’s liabilities are classified as other financial liabilities.

Financial liabilities classified as FVTPL include financial liabilities held for trading and financial liabilities designated upon initial recognition as FVTPL. Derivatives, including separated embedded derivatives are also classified as held for trading and recognized at fair value with changes in fair value with changes in fair value recognized in earnings unless they are designated as effective hedging instruments. Fair value changes on financial liabilities classified as FVTPL are recognized in earnings. The Company is not exposed to any derivative instruments and foreign exchange hedges in place at this time.

(d)	Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided at rates and methods designed to write off cost of the assets over their estimated useful lives as follows:

Plant	3%
Equipment	25%
Furniture, fixtures and other	20%

Management reviews the depreciation method, useful lives and residual values annually and accounts for any changes in estimates on a prospective basis. Where an item of plant and equipment comprises major components with different useful lives, the components are accounted for as separate items of production facility, and depreciated separately.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (Continued)

(e)	Revenue Recognition

Revenue from the sale of electricity is recognized when the significant risks and rewards of ownership of, and the continuing managerial involvement with, the product have been transferred to the buyer, the amount of revenue and the costs incurred or to be incurred with respect to the sale can be measured reliably, and the economic benefits associated with the sale will flow to the Company. Revenue is measured at the fair value consideration received or receivable.

(f)	Impairment of Non-Financial Assets

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

Impairment tests on intangible assets with indefinite useful economic lives are undertaken annually at the financial year end. Other non-financial assets are subject to impairment tests whenever events or changes in circumstances indicate their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its fair value, the asset is written down accordingly.

(g)	Decommissioning Liabilities

A legal or constructive obligation to incur restoration, rehabilitation and environmental costs may arise when environmental disturbance is caused by the operation of an alternative energy plant. Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided for and capitalized to the carrying amount of the asset, as soon as the obligation to incur such costs arises. A pre-tax discount rate that reflects the time value of money and the risks specific to the liability are used to calculate the net present value of the expected future cash flows. These costs are charged to the statement of loss over the economic life of the related asset, through depreciation expense using relevant amortization method. The related liability is progressively increased each period as the effect of discounting unwinds, creating an expense recognized in the statement of loss. The liability is assessed at each reporting date for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation.

The Company has no material restoration, rehabilitation and environmental costs as the disturbance to date is minimal.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (Continued)

(h)	Income Taxes

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2014.

(i)	Loss per Share

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

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (Continued)

(j)	Stock Based Compensation

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

4.	Accounting Standards Issued But Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

● Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

4.	Accounting Standards Issued But Not Yet Adopted (Continued)

● Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial position or results of operations.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

4.	Accounting Standards Issued But Not Yet Adopted (Continued)

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on the Company’s financial position or results of operations. In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

5.	Property, Plant, and Equipment

	Land	Building	Machinery	Total

Cost
Balance at March 31, 2013	$4,830	$491,526	$801,020	$1,297,376
Acquisition	-	-	-	-
Additions (disposals)	-	15,760	(58,104)	(42,344)
Balance at March 31, 2014	4,830	507,286	742,916	1,255,032

Accumulated Depreciation
Balance at March 31, 2013	-	108,836	132,887	241,723
Depreciation for the year	-	162,829	82,932	245,761
Disposals	-		(44,512)	(44,512)
Balance at March 31, 2014	-	271,665	171,307	442,972

Carrying amounts
As at March 31, 2014	$4,830	$235,621	$571,609	$812,060

Carrying amounts
As at March 31, 2013	$4,830	$282,090	$668,033	$1,055,653

6.	Business Combinations

a)	On April 1, 2013, the Company completed the acquisition of Biogaz for cash consideration of $978,712 ($995,030 CAD). The acquisition has been accounted for as an acquisition of a business in accordance. The following summarizes the recognized amounts of assets acquired and liabilities assumed at the acquisition date:

Cash	$978,712
$978,712

Purchase Price Allocation:

Cash	$2,886
Property, Plant, and Equipment	1,261,678
Accounts payable	(285,852)
Total Consideration	$978,712

The Company incurred acquisition-related costs of $438,344, principally relating to external legal fees and due diligence costs. These amounts have been expensed in the Company’s consolidated statement of comprehensive loss for the year ended March 31, 2013.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

6.	Business Combinations (Continued)

b)	On June 19, 2013, the Company entered into an agreement (the “Amalgamation Agreement”), among Ourco Capital Ltd. (“Ourco”), the Company’ wholly-owned subsidiary, International Eco Endeavors Corp., a private British Columbia, Canada corporation (“Eco Endeavors”), and its wholly-owned subsidiaries Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogaz. The Company closed the Amalgamation Agreement and completed the amalgamation of Ourco and Eco Endeavors under the name “Blox Energy Inc,” thereby acquiring all of the issued and outstanding shares of Blox Energy Inc, on February 27, 2014. Blox Energy Inc, is a private company incorporated pursuant to the Business Corporations Act (British Columbia) and is a renewable energy company that indirectly owns an operating biogas plant in Hungary and is further engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.

Pursuant to the terms of the Amalgamation Agreement, and on the closing date thereof, all of the issued and outstanding common shares of Eco Endeavors was cancelled, and the former shareholders of Eco Endeavors received in exchange 60,000,000 units of the Company on a pro rata basis. Each unit consists of one common share and one share purchase warrant, each warrant exercisable into an additional common share of the Company at an exercise price of $0.05 per share for a period of five years from the closing date. Based upon the price of the concurrent financing of $0.05 per unit, the aggregate value of the common shares issued to the former Eco Endeavors shareholders was $3,000,000.Following the closing of the transaction (the “Acquisition”), the Company had 101,572,464 common shares issued and outstanding. New directors and officers of the Company and new directors of Blox Energy Inc, received 6,100,000 common shares (or 6% on a non-diluted basis) in connection with the closing of the Amalgamation Agreement. Pursuant to a consulting agreement dated February 27, 2014 between the Company and Robert Abenante, a director and officer of the Company, Mr. Abenante received an additional 9,233,860 common shares and 8,000,000 share purchase warrants (or 9.1% on a non-diluted basis). The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement.

Following the closing of the transaction, the Company directly acquired all of the common shares of Blox Energy Inc. On such date, Blox Energy Inc, became a wholly-owned subsidiary of the Company.

For accounting purposes, the Acquisition has been treated as a reverse recapitalization. Accordingly, for accounting purposes Eco Endeavors is considered the acquirer and surviving entity in the reverse recapitalization. The accompanying historical financial statements prior to the Acquisition are those of Eco Endeavors.

The excess of the consideration issued over the net assets acquired is recognized as an adjustment to deficit as follows:

$
Common shares issued	3,000,000
Net liabilities assumed	104,681
Adjustment to deficit	3,104,681

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

7.	Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada, Hungary and the United States. The consolidated provision for income taxes varies from the amount that would be computed from applying the combined statutory income tax rates to the net loss before taxes were approximately as follows:

	2014	2013
Combined statutory rate	26%	26%
Expected income tax recovery	$(349,000)	$(226,000)
Non-deductible differences and other	126,000	114,000
Effect of changes in tax rate	-	(6,000)
Deferred tax assets not recognized	223,000	118,000
Income tax provision	$-	$-

The significant components of the Company’s deferred income tax assets were approximately:

	2014	2013
Property and equipment	$44,000	$23,000
Losses available for future periods	446,000	165,000
Tax assets not recognized	(490,000)	(188,000)
Net deferred income tax asset	$-	$-

The Company has non-capital losses of approximately $2,090,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada $	Hungary $	United States $
2027	-	-	1,000
2028	-	-	16,000
2029	-	-	35,000
2030	-	-	30,000
2031	-	-	78,000
2032	265,000	-	24,000
2033	370,000	170,000	52,000
2034	389,000	522,000	138,000
	1,024,000	692,000	374,000

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

8.	Long-Term Debt

The Company issued a convertible financial instrument pursuant to a total borrowing facility of $2,000,000 Canadian dollars at an interest rate of 12% per annum to a single note holder. The convertible financial instrument is due on the 60th day after the Company becomes a public entity or closes a debt, equity or convertible financing. The debenture is convertible at a rate of $0.25 per share if the Company becomes a public entity. Prior to the closing of the Amalgamation Agreement, the debenture plus accrued and unpaid interest was converted into 100,310,000 common shares of the Company (Note 9) and the note holder became a controlling shareholder of the Company. The debt was secured by the first charge of the Company’s personal property. The Company pays the note holder a royalty of 3% of revenues in exchange for financial support and advisory services (Note 12).

9.	Share Capital

Issued and fully paid:

Number of Common Shares

March 31, 2012	13,240,000
Issuance of common stock for cash	152,062
Issuance of common stock for services	2,500,000
March 31, 2013	15,892,062
Debt converted for common stock	100,310,000
Common stock cancelled on reverse acquisition	(116,202,062)
Common stock acquired on reverse acquisition	12,338,604
Issuance of common stock on reverse acquisition	60,000,000
Issuance of common stock for cash	20,000,000
Issuance of common stock for services	9,233,860
March 31, 2014	101,572,464

Pursuant to the Amalgamation Agreement, the Company issued 60,000,000 units for a total consideration of $3,000,000 on February 27, 2014, each unit consisting of one common share and one share purchase warrant, each warrant exercisable into an additional common share of the Company at an exercise price of $0.05 per share for a period of five years from the closing date.

In connection with the closing of the Amalgamation Agreement on February 27, 2014, the Company completed a non-brokered private placement, pursuant to which the Company issued an aggregate of 20,000,000 units at a price of $0.05 per unit for gross proceeds of $1,000,000. Each unit consisted of one common share and one share purchase warrant, each warrant entitling the holder to acquire an additional common share at the exercise price of $0.05 for a period of 5 years from the closing of the financing.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

9.	Share Capital (Continued)

Pursuant to a consulting agreement dated February 27, 2014 between the Company and Robert Abenante, a director and officer of the Company, Mr. Abenante was issued an additional 9,233,860 common shares of the Company and 8,000,000 share purchase warrants (the “Abenante Stock”) entitling Mr. Abenante to acquire an additional common share at the exercise price of $0.05 for a period of 5 years from February 27, 2014. The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement. The Abenante Stock is subject to an escrow agreement whereby 25% of the Abenante Stock was released on February 27, 2014 (“Start Date”), 25% will be released 6 months from the Start Date, 25% will be released 12 months from the Start Date and 25% will be released 18 months from the Start Date, providing Mr. Abenante remains an officer of the Company failing which the Abenante Stock will be returned to the Company.

The fair value of the common shares included in the Abenante Stock of $0.05 per common share was based on the price of the non-brokered private placement on February 27, 2014. The fair value of the warrants of $0.05 included in the Abenante Stock was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the current year Abenante Stock is expensed in the statement of operations over the escrow period on a straight-line basis with $115,425 expensed during the year ended March 31, 2014. The remaining Abenante stock has yet to be released. The remainder includes current prepaid expenses of $230,846 (2013 - $nil) and long term prepaid expenses of $115,423 (2013 - $nil).

Warrants

The Company’s outstanding warrants as at March 31, 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-

Issued on reverse acquisition	60,000,000	$0.05	February 27, 2019	4.9
Issued for cash	20,000,000	$0.05	February 27, 2019	4.9
Issued for services	8,000,000	$0.05	February 27, 2019	4.9

March 31, 2014	88,000,000

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

9.	Share Capital (Continued)

Stock Options

On the closing of the Amalgamation Agreement on February 27, 2014, the Company granted 1,700,000 stock options to directors and employees. Each stock option is exercisable at a price of $0.01 per share until expiry on the date that is 5 years from

February 27, 2014. All stock options vested on February 27, 2014, but are subject to an escrow agreement whereby common stock issued on the exercise of the stock options will be held in escrow to be released as to 25% on February 27, 2014 (“Release Date”), 25% 6 months from the Release Date, 25% 12 months from the Release Date and 25% 18 months from the release Date, providing the stock option holder remains with the Company failing which the escrowed common shares will be returned to the Company.

Each stock option has a fair value of $0.05, which was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the stock options is expensed in the statement of operations over the escrow period on a graded basis with $85,000 expensed during the year ended March 31, 2014. As of March 31, 2014, none of the stock options were exercised.

	Number of Stock Options	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-

Issued	1,700,000	$0.01	February 27, 2019	4.9

March 31, 2014	1,700,000

10.	Fair Value of Financial Instruments

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents, accounts receivable and accounts payable.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

10.	Fair Value of Financial Instruments(Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable.

11.	Related Parties and Loans Payable

The Company undertakes transactions with related parties that are generally on the same terms as those accorded to unrelated third parties. In addition to the shares for services transactions disclosed in the share capital note, the Company completed transactions with Emerald Power Consulting Inc. (“Emerald”), which has a common director and officer with the Company. During the year the Company paid consulting and office and administrative expense to Emerald amounting to $10,250 (2013 - $nil) and $76,694 (2013- $97,085), respectively. As at March 31, 2014, $nil (2012-$nil) was payable to Emerald.

At March 31, 2014, the Company was indebted to arm’s length parties in the amount of $60,290 (March 31, 2013 - $157,354). The loans payable are unsecured, non-interest bearing and have no fixed repayment terms.

12.	Royalty Payments

The Company is required to make royalty payments of 3% of revenues to the long-term note holder (Note 8). These royalties are calculated on a quarterly basis. As of March 31, 2014 $ 66,570 is owed to the note holder (March 31, 2013 - $26,669).

In addition, the Company is required to make royalty payments of 10% of earnings before interest, taxes, depreciation, and amortization to an arms-length corporation in exchange for financial and advisory services. These royalties are calculated on a quarterly basis. For the year ended March 31, 2014, there was no royalty expense included in consulting and professional fees (March 31, 2013 - $23,029). As of March 31, 2014, $23,059 is owed to the corporation (March 31, 2013 - $22,697).

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

13.	Commitments

(a)	On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement. The Agreements provide that closing is subject to completion of a private placement financing of up to $1,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years. As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

(b)	On November 1, 2013, the Company entered into an agreement to lease office premises for $3,188 per month until October 31, 2015.

14.	Supplementary Cash Flow Information

	Year Ended March 31, 2014	Year Ended March 31, 2013

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Shares and warrants issued for prepaid services	$346,270	$-

There were no material non-cash investing and financing transactions for the year ended March 31, 2013.

Blox, Inc.
Notes to Consolidated Financial Statements
Years ended March 31, 2014 and 2013
(Expressed in U.S. Dollars)

15.	Geographical Area Information

	Canada	Hungary	Total
March 31, 2014
Prepaid expenses	$115,423		$115,423
Property, plant and equipment	-	812,060	812,060
Total assets	$1,233,630	$897,031	$2,130,661

Long-term debt	$-	-	$-
Total liabilities	$192,581	63,134	$255,715

March 31, 2013
Prepaid expenses	$-	-	$-
Property, plant and equipment	-	1,055,653	1,055,653
Total assets	$20,946	1,157,695	$1,178,641

Long-term debt	$1,522,937	-	$1,522,937
Total liabilities	$1,820,304	263,084	$2,083,388

	Year Ended
	March 31, 2014	March 31, 2013
Net Loss - Canada	$660,237	$889,190
Net Loss - Hungary	768,211	16,200
Net loss for the year	$1,428,448	$905,390

All of the Company’s sales are in Hungary and the Company derives 99% of its sales from MAVIR Zrt.

16.	Subsequent Events

The Company's biogas asset in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogaz Termelo Kft., the Company's subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. There were no penalties for the termination. Once the care and maintenance process has concluded, the Company will utilize the opportunity and seek competitive rates before establishing a new contract.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, who is our principal executive officer and our principal financial officer, concluded that, as at March 31, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment;

(ii)	significant management changes including the change of our Chief Financial Officer and Corporate Secretary; and

(iii)	inadequate security and restricted access to computer systems, including insufficient disaster recovery plans.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	we intend to increase the security and restricted access to computer systems, including a sufficient disaster recovery plan; and

(ii)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2014 due to the above-noted material weaknesses.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this annual report, Marco Parente, our former principal financial officer, resigned from this role.  This change had a material effect on our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Robert Abenante	CEO, President and Director	32	February 27, 2014
Robert Ironside	Director	62	June 10, 2014
Cedric Wilson	Director	53	March 14, 2014
Ronald Rene	Director	36	December 5, 2013
Rick Low	Chief Financial Officer	57	June 27, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Abenante – CEO, President and Director

Mr. Abenante (32 years old) has acted as the Chief Executive Officer, President and a director of our company since February 27, 2014.  Mr. Abenante served as the President, Chief Executive Officer and a director of Eco Endeavors from April 28, 2011 to February 27, 2014. From April 2009 to August 2010, Mr. Abenante served as the Chief Financial Officer of Evergreen Power Corp., a private renewable energy company, and from September 2010 to April 2011, he also served as the Senior VP of Corporate Development for Syntaris Power Corp., a private run-of-river power company. Mr. Abenante is actively engaged with Simon Fraser University a regular lecturer and assists with many events targeting awareness of alternative energy solutions.  He has taught both undergraduate and Masters courses at Simon Fraser University.  He has also served as an expert panelist for EuroMoney and created the “Renewable Energy in America: Markets, Economic Development, and Policy in the 50 States” published by ACORE in 2010.  Prior to joining the renewable energy industry, Mr. Abenante worked with Deloitte and PricewaterhouseCoopers in various senior advisory and assurance roles.  Mr. Abenante holds a Bachelor of Business Administration from Simon Fraser University (2006), a Masters from the University of Saskatchewan (2007), and is a Chartered Professional Accountant (CPA, CA) with the Canadian Institute of Chartered Accountants (2008).

We believe Mr. Abenante is qualified to serve on our board of directors because of his education and business experience, including his experience with Eco Endeavors as described above.

Robert Ironside – Director

Robert Ironside (62 years old) has acted as a director of Amalco from February 27, 2014 and as a director of our company since June 10, 2014. Mr. Ironside served as a director of Eco Endeavors from April 28, 2011 until its amalgamation on February 27, 2014.  Mr. Ironside has been a finance professor at Kwantlen University from September 2008 to present. Prior to that, he taught finance at the University of Lethbridge from 2005 to 2007, at the University of Saskatchewan in the summer of 2006 and the University of Calgary from 1984 – 1987.  During his teaching career, Mr. Ironside has been awarded six teaching awards at both the graduate and undergraduate levels.  These were as follows:  Best Teacher Award, Faculty of Management, University of Calgary, 1985 and 1987; Master Teacher Award, University of Calgary, 1987; Best Teacher Award, Faculty of Management, University of Lethbridge, 2006 and 2007; Teaching Award, MPAcc Program, University of Saskatchewan, 2006.  In addition to his academic activities, since September, 2013, Mr. Ironside has been CEO of Golden Birch Energy Ltd., a private Canadian oil company with an interest in the Canadian oilsands near Fort McMurray, Alberta.  He was the President and Chief Executive Officer of Learning Dividends, a private eLearning company, from August, 2000 to December, 2004.  He was a founder and director of Primeline Capital Corp., a Capital Pool Corporation listed on the Alberta Stock Exchange, from 1987 to 1989, at which point it was sold.  From 1995 to present, Mr. Ironside has been an independent consultant, working in approximately twenty countries, some of which include Barbados, Belgium, China, Equatorial Guinea, India, Indonesia, Jamaica, Latvia, Lithuania, Romania, Saudi Arabia, South Africa, Switzerland and the United States.  He has written and published two books, The One Financial Habit that Could Change Your Life (2010), co-authored with Edwin Au Yeung and Financial Recovery in a Fragile World (2011), co-authored with Al Emid and Evelyn Jacks.

We believe Mr. Ironside is qualified to serve on our board of directors because of his education, banking and business experience, including his experience with Eco Endeavors as described above.

Cedric Wilson – Director

Cedric Wilson (53 years old) has acted as a director of Amalco from February 27, 2014 and as a director of our company since March 14, 2014.  Mr. Wilson served as a director of Eco Endeavors from April 28, 2011 until its amalgamation on February 27, 2014. Mr. Wilson graduated from the University of British Columbia with a Bachelors of Education (Secondary) in May 1985 and brings over 25 years of financial services experience to our company. Prior to working in the renewable energy/cleantech sector, Mr. Wilson spent 18 years (1986-2004) at UnumProvident, a US Fortune 250 financial and insurance services corporation that trades on New York Stock Exchange. His last position with UnumProvident was in the role of Regional Director. The Canadian operations of UnumProvident were purchased by RBC Life Insurance Co. in 2004 where he served as Regional Vice President until he departure in October of 2006. Mr. Wilson applies his skills to the renewable energy/cleantech sector by consulting for renewable energy companies in developing the investment strategy and framework for investor and sales channels, along with advising on the structure of offerings and the planned creation of a tax favoured renewable energy/cleantech partnerships in the sector.

We believe Mr. Wilson is qualified to serve on Amalco’s board of directors because of his financial and business experience, including his experience with Eco Endeavors as described above.

Ronald Renne – Director

Ronald Renne (36 years old) has been a director of our company from December 5, 2013.  From December 5, 2013 to February 27, 2014, Mr. Renne was also the President, Chief Executive Officer and Chief Financial Officer of our company.  Mr. Renne has over 10 years’ experience in the banking sector and managing information technology resources.  Mr. Renne has worked at HFC bank in London and Royal Bank of Scotland as Branch Manager. Mr. Renne graduated from the Manchester Metropolitan University in 2000 with a Bachelor of Arts (Hons). He also holds all the required retail banking certificates to allow him to practice banking services in the United States.

We believe Mr. Renne is qualified to serve on our board of directors because of his financial and business experience.

Rick Low – Chief Financial Officer

Mr. Low (57 years old) was appointed our Chief Financial Officer on June 27, 2014. He has served as Chief Financial Officer of PNG Gold Corporation since September, 2012. Mr. Low has over 20 years of progressive management experience in various industries in Canada and overseas. He spent the last eight years in the mining industry where he oversaw the finance and accounting function for a gold mining project during its progression from exploration, feasibility, construction and development through to commercial production. Mr. Low has also participated in raising various debt and equity financings and applications for listing on stock exchanges. From November 2009 to September 2012, Mr. Low was the Director of Finance at Eco Oro Minerals Corp. (formerly, Greystar Resources Ltd.) and from April 2006 to May 2008, was Vice President Finance at China Gold International Resources Corp. Ltd (formerly, Jinshan Gold Mines Inc. – a subsidiary of Ivanhoe Mines Ltd.). Mr. Low is a qualified Chartered Accountant with the Institute of Chartered Accounts of B.C. and graduated with a B. Comm. degree from the University of British Columbia.

We believe Mr. Low is qualified to serve as our Chief Financial Officer because of his financial and business experience.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;
(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
(d)	being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;
(e)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;
(f)	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(g)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2014 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that Robert Ironside, a director of our company, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended March 31, 2014
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2014; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2014,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the year ended March 31, 2013 and the year ended March 31, 2014 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jag Sandhu(1) Former Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ronald Renne(2) Former President, CEO and CFO	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Robert Abenante(3) President, CEO and Director	2014 2013	120,000 Nil	Nil Nil	11,000 74,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	131,000 74,000
Kimberly Gillett(4) Former Corporate Secretary	2014 2013	48,000 46,042	Nil 1,000	Nil 16,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	48,000 63,042
Marco Parente(5) Former CFO	2014 2013	Nil Nil	Nil Nil	Nil 2,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 2,000
(1)	Jag Sandhu resigned from all positions on December 5, 2013.
(2)	Ronald Renne was appointed as President, Chief Executive Officer and Chief Financial Officer and director on December 5, 2013 and resigned from all executive positions on February 27, 2014. Mr. Renne remains a director of our company.
(3)	Robert Abenante was appointed as President, Chief Executive Officer and director on February 27, 2014. The amounts set out in the table above reflects monies paid to his wholly-owned consulting Company Emerald Power Consulting Inc. Mr. Abenante was personally awarded shares and warrants valued at $11,000.
(4)	Kimberly Gillett was appointed as Corporate Secretary on February 27, 2014 and resigned effective June 13, 2014. The amounts set out in the table above reflects fees paid by Eco Endeavors, which became our wholly-owned subsidiary following the amalgamation of Eco Endeavors and Ourco on the closing of the Amalgamation Agreement. Subsequent to the year ended March 31, 2013, our company granted 500,000 stock options to Ms. Gillett, each option exercisable at US$0.01 per share until February 27, 2019.
(5)	Marco Parente was appointed as interim Chief Financial Officer on February 27, 2014 and resigned effective June 27, 2014. The amounts set out in the table above reflects fees paid by Eco Endeavors, which became our wholly-owned subsidiary following the amalgamation of Eco Endeavors into our pre-existing wholly-owned subsidiary on the closing of the Amalgamation Agreement. Subsequent to the year ended March 31, 2013, our company granted 200,000 stock options to Mr. Parente, each option exercisable at US$0.01 per share until February 27, 2019.

Employment or Consulting Agreements

Other than noted below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Consulting Agreements with Robert Abenante

On February 27, 2014, our company entered into a consulting agreement with Robert Abenante.  Pursuant to the terms of the agreement, Mr. Abenante agreed to provide certain management services to our company in the position of Chief Executive Officer.  In consideration for such services, our company:

  issued 9,233,860 common shares and 8,000,000 share purchase warrants to Mr. Abenante on the closing of the Amalgamation Agreement, which number is equal to 10% of our common shares issued and outstanding on the closing of the Amalgamation Agreement on a fully diluted basis (each warrant entitling the holder to acquire an additional common share at the exercise price of US$0.05 per share until February 27, 2019); and

  agreed to issue additional common shares and other securities that are equal to 10% of the total number of common shares and other securities that are otherwise exercisable or convertible into our common shares that are issued in connection with the proposed acquisition by our company of Quivira Gold Ltd. from the shareholders thereof.

The consulting agreement will continue indefinitely unless terminated by either party giving at least 30 days’ notice to the other party.

In addition to the consulting agreement set out above, on February 27, 2014, our company entered into a consulting agreement with Emerald Power Consulting Inc., a British Columbia corporation wholly-owned by Robert Abenante, a director and officer of our company.  Pursuant to the terms of the consulting agreement, Emerald Power agreed to provide certain corporate advisory, corporate finance, strategic planning and related advisory services to our company in consideration for a monthly payment of US$10,000 plus applicable taxes. The term of the agreement is one year, and will automatically extend for successive one year periods unless Emerald Power provides written notice to our company that the agreement should not so extend. Notwithstanding the forgoing, our company may terminate the agreement by providing 60 days’ notice to Mr. Abenante after the initial term.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2014:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Abenante President, CEO and Director	N/A	N/A	N/A	N/A	N/A	6,925,395(4) 6,000,000(5)	$7,500 $750	N/A	N/A
Kimberly Gillett(2) Former Corporate Secretary	500,000(1)	N/A	N/A	$0.01	February 27, 2019	N/A	N/A	N/A	N/A
Marco Parente(3) Former CFO	200,000(1)	N/A	N/A	$0.01	February 27, 2019	N/A	N/A	N/A	N/A

(1)	As at March 31, 2014, we had 1,700,000 stock options issued and outstanding with a weighted exercise price of US$0.01. All options vested immediately upon the date of grant. The common shares underlying the stock options are subject to an escrow agreement among our company, the escrow agent and each of the optionees, whereby 25% of such shares are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter. All stock options vested on the date of grant
(2)	Kimberly Gillett was appointed as Corporate Secretary on February 27, 2014 and resigned effective June 13, 2014.
(3)	Marco Parente was appointed as interim Chief Financial Officer on February 27, 2014 and resigned effective June 27, 2014.
(4)	9,233,860 common shares are subject to an escrow agreement among our company, the escrow agent and Robert Abenante, whereby 25% of such shares are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter.
(5)	8,000,000 share purchase warrants are subject to an escrow agreement among our company, the escrow agent and Robert Abenante, whereby 25% of such share purchase warrants are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors and officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change of control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Ironside	N/A	N/A	$65,000(1)(2)	N/A	N/A	N/A	$65,000(1)(2)
Cedric Wilson	N/A	N/A	$65,000(1)(2)	N/A	N/A	N/A	$65,000(1)(2)
Ronald Renne	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)	On the closing of the Amalgamation Agreement on February 27, 2014, our company granted 500,000 stock options to each of Robert Ironside and Cedric Wilson, who were then appointed directors of Amalco and, since then, have been appointed directors of our company. Each option entitles the holder to acquire an additional common share at the exercise price of US$0.01 per common share until February 27, 2019. All such stock options vested on the date of grant. The common shares underlying the stock options are subject to an escrow agreement among our company, the escrow agent and each of the optionees, whereby 25% of such shares are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter. All stock options vested on the date of grant.
(2)	Based on 500,000 stock options multiplied by the difference between the exercise price of $0.01 and $0.14, which was the market price of the common shares on March 31, 2014.

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2014 and 2013.  We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 27, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Common Stock	Robert Abenante Chief Executive Officer, President and Director 600-666 Burrard Street, Vancouver, B.C., Canada	21,576,632	Direct	11.28%(2)
Common Stock	Robert Ironside Director 600-666 Burrard Street, Vancouver, B.C., Canada	1,016,342	Direct	0.53%(3)
Common Stock	Cedric Wilson Director 600-666 Burrard Street, Vancouver, B.C., Canada	1,016,342	Direct	0.53%(3)
Common Stock	Ronald Renne Director 88 Linton Avenue Borehamwood, Hertfordshire United Kingdom	Nil	Not applicable	Not applicable
Common Stock	Kimberly Gillett Former Corporate Secretary 600-666 Burrard Street, Vancouver, B.C., Canada	1,326,148	Direct	0.69%(4)

Common Stock	Marco Parente Former Chief Financial Officer 600-666 Burrard Street, Vancouver, B.C., Canada	303,268	Direct	0.16%(5)
	Directors and Officers as a group (6 persons)	25,238,732	Direct	13.20%(6)
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	138,275,630	Indirect	72.29(7)
Common Stock	Jag Sandhu 12339 57A AVE Surrey, B.C. Canada	5,500,000	Indirect	2.88(8)
(1)	Based on 101,572,464 shares of common stock issued and outstanding as of February 27, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Consists of 11,402,496 common shares and 10,168,636 share purchase warrants, each warrant of which is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.
(3)	Consists of 258,171 common shares, 500,000 stock options and 258,171 share purchase warrants. Each option is exercisable into one common share at the exercise price of US$0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby, 25% may be released on the closing of the Amalgamation Agreement, and 25% may be released in subsequent six month periods. Each warrant is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.
(4)	Consists of 413,074 common shares, 500,000 stock options and 413,074 share purchase warrants. Each option is exercisable into one common share at the exercise price of US$0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby, 25% may be released on the closing of the Amalgamation Agreement, and 25% may be released in subsequent six month periods. Each warrant is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.
(5)	Consists of 51,634 common shares, 200,000 stock options and 51,634 share purchase warrants. Each option is exercisable into one common share at the exercise price of US$0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby, 25% may be released on the closing of the Amalgamation Agreement, and 25% may be released in subsequent six month periods. Each warrant is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.
(6)	Consists of 12,389,046 common shares, 1,700,000 stock options and 11,149,686 share purchase warrants. Each option is exercisable into one common share at the exercise price of US$0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby, 25% may be released on the closing of the Amalgamation Agreement, and 25% may be released in subsequent six month periods. Each warrant is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.
(7)	Consists of 69,137,815 common shares and 69,137,815 share purchase warrants, each warrant of which is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement. Of the securities indirectly held, 52,930,214 common shares and share purchase warrants are indirectly held through Waratah Investments Limited, a Ghana corporation, and 16,207,601 common shares and share purchase warrants are indirectly held through Waratah Capital Ltd., a British Columbia corporation. Mr. Taylor controls both private companies. Each warrant is exercisable into one common share at the exercise price of US$0.05 per share for a period of five years from the closing of the Amalgamation Agreement.

(8)	Consists of 3,500,000 common shares held directly and 2,000,000 common shares held indirectly by his wife Amarjit Sandhu. Jag Sandhu was the former Chairman, President and CEO of Blox and resigned from all positions on December 5, 2013.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2012, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at March 31, 2014, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)	Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On February 27, 2014, our company entered into a consulting agreement with Emerald Power Consulting Inc., a British Columbia corporation wholly-owned by Robert Abenante, a director and officer of our company.  Pursuant to the terms of the consulting agreement, Emerald Power agreed to provide certain corporate advisory, corporate finance, strategic planning and related advisory services to our company in consideration for a monthly payment of US$10,000 plus applicable taxes. The term of the agreement is one year, and will automatically extend for successive one year periods unless Emerald Power provides written notice to our company that the agreement should not so extend. Notwithstanding the forgoing, our company may terminate the agreement by providing 60 days’ notice to Mr. Abenante after the initial term.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with four directors consisting of Robert Abenante, Robert Renne, Cedric Wilson and Robert Ironside. Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have two independent directors, being Messrs Wilson and Ironside.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2014 and 2013 for professional services rendered by Morgan and Company, LLP, our independent registered public accounting firm:

Fees	2014	2013
Audit Fees	$12,500	$17,500
Audit Related Fees	2,000	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$14,500	$17,500

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Morgan and Company, and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

AUDIT COMMITTEE DISCLOSURE

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee.

Audit Committee

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It consists of two independent directors, being Robert Ironside and Cedric Wilson and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Robert Ironside serves as chairman of this committee and has been determined by our Board to be an “audit committee financial expert” as defined under the rules of the SEC.

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year has the Company relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures

The Audit Committee is authorized by the Board to review the performance of our external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by our company.

 CORPORATE GOVERNANCE

General

Our board believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as our Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by us of its corporate governance practices. This disclosure is presented below.

Directorships

None of our directors are or have been directors of other reporting issuers or equivalent.

Orientation and Continuing Education

New board members receive an orientation package which includes reports on operations and results, and any public disclosure filings by us, as may be applicable. We do not take any steps to provide continuing education for directors.

Ethical Business Conduct

We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of our board in which the director has an interest have been sufficient to ensure that the board operates in the best interests of our company.

Nomination of Directors

We consider our size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out our board’s duties effectively and to maintain a diversity of view and experience.

We do not have a nominating committee, and these functions are currently performed by our board as a whole.

Compensation

Our board is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees other than our Audit Committee.

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

DISCLOSURE OF OUTSTANDING SHARE DATA

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 27, 2014, our share capital  was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	101,572,464

Stock Option Plan

As at June 27, 2014, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
1,700,000	$0.01	February 27, 2019

Warrants

As at June 27, 2014, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
88,000,000	$0.05	February 27, 2019

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(1)	Articles of Incorporation of Registrant
3.2(1)	Bylaws of the Registrant
3.3(1)	Articles of Incorporation of Nava Resources Canada, Inc.
3.4(1)	Certificate of Amendment to Articles of Incorporation of Registrant
3.5(2)	Company’s amended Articles of Incorporation which reflects its name change
(10)	Material Contracts
10.1(2)	Share Purchase Agreement with Quivira Gold Ltd.. and Waratah Investments Ltd.
10.2(2)	Amalgamation Agreement with Eco Endeavors, Ourco, Kenderesh, our company and Kenderes Biogaz
10.3(3)	Amalgamation Amending Agreement dated February 3, 2014
10.4(4)	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt.
10.5(4)	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt.
10.6(4)	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio
10.7(4)	Consulting Services Agreement dated February 27, 2014 between our company and Emerald Power Consulting, Inc.
10.8(4)	Consulting Agreement dated February 27, 2014 between our company and Robert Abenante
10.9(4)	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited
10.10(4)	Escrow Agreement dated February 27, 2014 between our company, Robert Abenante and the escrow agent
10.11(4)	Form of Escrow Agreement dated February 27, 2014 between our company, the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente

10.12(4)	Jon Davis Royalty Agreement
(16)	Letter Regarding Change in Certifying Accountant
16.1(5)	Letter from DMCL LLP Chartered Accountants dated March 18 , 2014
(21)	Subsidiaries
21.1(4)	List of Subsidiaries
(23)	Consents of Experts and Counsel
23.1*	Consent of Morgan and Company, Chartered Accountants
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
(99)	Additional Exhibits
99.1(4)	2009 Stock Option Plan

* Filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1, as filed by our company with the Securities and Exchange Commission on May 1, 2008.
(2)	Incorporated by reference to the annual report on Form 10-K, as filed by our company with the Securities and Exchange Commission on September 17, 2013.
(3)	Incorporated by reference to the current report on Form 8-K, as filed by our company with the Securities and Exchange Commission on February 24, 2014.
(4)	Incorporated by reference to the current report on Form 8-K, as filed by our company with the Securities and Exchange Commission on March 5, 2014.
(5)	Incorporated by reference to the current report on Form 8-K, as filed by our company with the Securities and Exchange Commission on March 18, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX INC.

By: /s/ Robert Abenante
Robert J. Abenante
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Abenante
Robert J. Abenante
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 3, 2014

By: /s/ Rick Low
Rick Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 3, 2014