Form 10-Q
period 2014-06-30
Blox, Inc.
filed 2014-08-19
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-150582

BLOX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 600 – 666 Burrard Street, Vancouver, BC (Address of principal executive offices)	V6C 3P6 (Zip Code)

(604) 688-3899 (Registrant's telephone number, including area code)

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
Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,806,014 shares of common stock as of August 19, 2014.

BLOX, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2014

PART I.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Kenderesh Endeavors Corp., Kenderes Biogaz Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogaz”), Quivira Minerals Inc. and Quivira Gold Inc.,  unless otherwise specified.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

Forward-Looking Statements

This quarterly report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Item 1. Financial Statements

The following unaudited interim financial statements of Blox, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Blox, Inc.
Consolidated Statements of Financial Position
(Unaudited)
(Expressed in U.S. Dollars)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$763,111	$903,850
Accounts receivable	66,835	63,826
Prepaid expenses	133,466	235,502
Total Current Assets	963,412	1,203,178

Prepaid Expenses	94,988	115,423
Property, Plant and Equipment (Note 4)	675,686	812,060
Total Assets	$1,734,086	$2,130,661

LIABILITIES
Current Liabilities
Accounts payable (Note 7)	110,349	128,855
Royalty payments payable (Note 6)	67,483	66,570
Loans payable (Note )	60,290	60,290
Total Current Liabilities	238,122	255,715

Total Liabilities	238,122	255,715

STOCKHOLDERS' EQUITY

Common Stock (Note 5)	892	892
Additional Paid-in Capital	5,120,063	5,120,063
Contributed Surplus	2,299,319	2,299,319
Accumulated Other Comprehensive Income (Loss)	324,863	339,847
Deficit	(6,249,173)	(5,885,175)
Total Stockholders' Equity	1,495,964	1,874,946
Total Liabilities and Stockholders' Equity	$1,734,086	$2,130,661

Subsequent events (Note 5, 10)

These unaudited consolidated interim financial statements are authorized for issue by the Board of Directors on August 19, 2014.

“Robert Abenante”	“Robert Ironside”
Director	Director

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Statements of Comprehensive Loss
(Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2014	June 30, 2013
Revenue	$-	$146,637

Cost of Sales
Cost of raw materials	66,317	217,747
Direct labour	6,023	13,601
Amortization	56,845	60,508
Other	27,552	54
	156,737	291,910
Gross loss	(156,737)	(145,273)

Operating Expenses
Consulting and professional fees (Note 6)	176,278	4,982
Foreign exchange	2,624	-
Office and administration	28,359	20,564
Salaries	-	2,075
Total Operating Expenses	207,261	27,621

Net Loss for the Period	(363,998)	(172,894)
Unrealized (loss) gain on translation of foreign operations	(14,984)	345,583
Comprehensive (Loss) Income for the Period	$(378,982)	$172,689
Net Loss Per Common Share	$(0.00)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted
	101,572,464	15,892,062

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Statements of Changes in (Deficiency) Equity
(Unaudited)
(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)
March 31, 2013	15,892,062	$-	$743,776	$-	$(249,012)	$(1,399,511)	$(904,747)
Unrealized gain on translation of foreign operations	-	-	-	-	345,583	-	345,583
Net loss	-	-	-	-	-	(172,894)	(172,894)
June 30, 2013	15,892,062	-	743,776	-	96,571	(1,572,405)	(732,058)
Debt converted for stock	100,310,000		2,129,805		-	-	2,129,805
Reverse acquisition	(43,863,458)	600	1,499,400	1,500,000	-	(3,055,425)	(55,425)
Stock issued for cash	20,000,000	200	499,800	500,000	-	-	1,000,000
Stock issued for services	9,233,860	92	247,282	214,319	-	-	461,693
Stock options issued	-	-	-	85,000	-	-	85,000
Unrealized gain on translation of foreign operations	-	-	-	-	243,276	-	243,276
Net loss	-	-	-	-	-	(1,257,345)	(1,257,345)
March 31, 2014	101,572,464	$892	$5,120,063	$2,299,319	$339,847	$(5,885,175)	$1,874,946
Unrealized loss on translation of foreign operations	-	-	-	-	(14,984)	-	(14,984)
Net loss	-	-	-	-	-	(363,998)	(363,998)

June 30, 2014	101,572,464	$892	$5,120,063	$2,299,319	$324,863	$(6,249,173)	$1,495,964

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(363,998)	$(172,894)
Non-cash adjustments:
Amortization	56,845	60,508
Unrealized foreign exchange on translation of foreign operations	(14,072)	133,904
Changes in non-cash working capital:
Accounts receivable	(3,009)	41,112
Prepaid expenses	122,471	11,046
Accounts payable	(18,505)	(103,413)
Interest payable	-	(4,439)
	(220,268)	(34,176)

INVESTING ACTIVITIES
Disposal of equipment	79,529	-
	79,529	-

FINANCING ACTIVITIES
Proceeds from long-term debt	-	57,622
	-	57,622

Increase (Decrease) in Cash and Cash Equivalents	(140,739)	23,445

Cash and Cash Equivalents, Beginning of Period	903,850	22,285

Cash and Cash Equivalents, End of Period	$763,111	$45,730

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
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

2.	Basis of Presentation

(a)	Statement of Compliance

These consolidate interim financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)	Basis of Presentation

The consolidated interim financial statements of the Company comprise the Company and its subsidiaries. The accounting policies followed in preparing these consolidated financial statements are the same as those set out in the audited consolidated financial statements of the Company for the year ended March 31, 2014. Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended March 31, 2014.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending March 31, 2015, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2014, including the accounting policies and notes thereto.

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $363,998 for the three months ended June 30, 2014, and has incurred cumulative losses since inception of $6,249,173. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

3.	Accounting Standards Issued But Not Yet Adopted

In January 2014, the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) guidance was issued relating to service concession arrangements. This guidance states that certain service concession arrangements with public-sector grantors are not within the scope of lease accounting. Operating entities entering into these arrangements should not recognize the related infrastructure as its property, plant and equipment and should apply other accounting guidance. The updated guidance becomes effective for the Company beginning January 1, 2015.

In April 2014, ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The updated guidance becomes effective for the Company beginning January 1, 2015.

The Company has not assessed the impact, if any, of the standards that become effective January 1, 2015.

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

4.	Property, Plant, and Equipment

	Land	Building	Machinery	Total

Cost
Balance at March 31, 2014	$4,830	$507,286	$742,916	$1,255,032
Additions (disposals)	-	-	(281,289)	(281,289)
Balance at June 30, 2014	4,830	507,286	461,627	973,743

Accumulated Depreciation
Balance at March 31, 2014	-	271,665	171,307	442,972
Depreciation for the period	-	15,548	41,437	56,985
Disposals	-		(201,900)	(201,900)
Balance at June 30, 2014	-	287,213	10,844	298,057

Carrying amounts
As at June 30, 2014	$4,830	$220,073	$450,783	$675,686

Carrying amounts
As at March 31, 2014	$4,830	$235,621	$571,609	$812,060

5.	Share Capital

Common Stock issued and fully paid:

Number of Common Shares

March 31, 2012	13,240,000
Issuance of common stock for cash	152,062
Issuance of common stock for services	2,500,000
March 31, 2013	15,892,062
Debt converted for common stock	100,310,000
Common stock cancelled on reverse acquisition	(116,202,062)
Common stock acquired on reverse acquisition	12,338,604
Issuance of common stock on reverse acquisition	60,000,000
Issuance of common stock for cash	20,000,000
Issuance of common stock for services	9,233,860
June 30, 2014 and March 31, 2014	101,572,464

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

5.	Share Capital (Continued)

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

Pursuant to a consulting agreement dated February 27, 2014 between the Company and Robert Abenante, a director and officer of the Company, Mr. Abenante was issued an additional 9,233,860 common shares of the Company and 8,000,000 share purchase warrants (the “Abenante Stock”) entitling Mr. Abenante to acquire additional common shares at the exercise price of $0.05 for a period of 5 years from February 27, 2014. The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement. The Abenante Stock is subject to an escrow agreement whereby 25% of the Abenante Stock was released on February 27, 2014 (“Start Date”), 25% will be released 6 months from the Start Date, 25% will be released 12 months from the Start Date and 25% will be released 18 months from the Start Date, providing Mr. Abenante remains an officer of the Company failing which the Abenante Stock will be returned to the Company.

The fair value of the common shares included in the Abenante Stock of $0.05 per common share was based on the price of the non-brokered private placement on February 27, 2014. The fair value of the warrants of $0.05 included in the Abenante Stock was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the current year Abenante Stock is expensed in the statement of operations over the escrow period on a straight-line basis with $115,425 expensed during the year ended March 31, 2014. The remaining Abenante stock has yet to be released. The remainder includes current prepaid expenses of $128,812 (2013 - $nil) and long term prepaid expenses of $94,988 (2013 - $nil).

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

5.	Share Capital (Continued)

Warrants

The Company’s outstanding warrants as at June 30, 2014 and March 31, 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013

Issued on reverse acquisition	60,000,000	$0.05	February 27, 2019	4.7
Issued for cash	20,000,000	$0.05	February 27, 2019	4.7
Issued for services	8,000,000	$0.05	February 27, 2019	4.7

June 30, 2014 and March 31, 2014	88,000,000

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

Each stock option has a fair value of $0.05, which was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the stock options is expensed in the statement of operations over the escrow period on a graded basis with $85,000 expensed during the year ended March 31, 2014. As of June 30, 2014, none of the stock options were exercised.

	Number of Stock Options	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-

Issued	1,700,000	$0.01	February 27, 2019	4.7

June 30, 2014 and March 31, 2014	1,700,000

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

5.	Share Capital (Continued)

Subsequent to June 30, 2014, 125,000 stock options were exercised and 375,000 stock options were forfeited.

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants. These stock options have an exercise price $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant.

On August 9, 2014, the exercise price of 1,000,000 stock options previously granted to two directors was amended to $0.05 from $0.01.

6.	Related Parties and Loans Payable

The Company undertakes transactions with related parties that are generally on the same terms as those accorded to unrelated third parties. In addition to the shares for services transactions disclosed in the share capital note, the Company completed transactions with Emerald Power Consulting Inc. (“Emerald”), which has a common director and officer with the Company. During the three months ended June 30, 2014, the Company paid consulting and office and administrative expense to Emerald amounting to $31,500 (2013 - $nil) and $11,628 (2013- $19,204), respectively. As at June 30, 2014, $nil (2013-$nil) was payable to Emerald.

At June 30, 2014 and 2013, the Company was indebted to arm’s length parties in the amount of $60,290. The loans payable are unsecured, non-interest bearing and have no fixed repayment terms.

7.	Royalty Payments

The Company was required to make royalty payments of 3% of revenues to its previously long-term holder. Additionally, the Company is required to make royalty payments of 10% of earnings before interest, taxes, depreciation and amortization to an arms-length corporation in exchange for financial and advisory services. These royalties are calculated on a quarterly basis. For the three months ended June 30, 2014 and 2013, there was no royalty expense included in consulting and professional fees. As of June 30, 2014, $67,483 is owed to the above noted parties (March 31, 2014 - $66,570).

8.	Commitments

(a)	On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold Ltd. (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

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

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

9.	Geographical Area Information

	Canada	Hungary	Total
June 30, 2014:
Prepaid expenses	$94,988	-	$94,988
Property, plant and equipment	-	675,686	675,686
Total assets	$912,890	$821,196	$1,734,086

Total liabilities	$181,146	56,976	$238,122

March 31, 2014:
Prepaid expenses	$115,423	-	$115,423
Property, plant and equipment	-	812,060	812,060
Total assets	$1,233,630	$897,031	$2,130,661

Long-term debt	$-	-	$-
Total liabilities	$192,581	63,134	$255,715

	Three Months Ended
	June 30, 2014	June 30, 2013
Net Loss - Canada	$207,263	$27,654
Net Loss - Hungary	156,735	145,240
Net loss for the Period	$363,998	$172,894

All of the Company’s sales are in Hungary and the Company derives 99% of its sales from MAVIR Zrt.

10.	Subsequent Event

On August 6, 2014, the Company announced that it entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company has agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company also announced that it has exercised that right and has acquired a 78% beneficial interest in the Property.

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

Blox, Inc.
Notes to Consolidated Interim Financial Statements
Three Months Ended June 30, 2014
(Unaudited)
(Expressed in U.S. Dollars)

10.	Subsequent Event (Continued)

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, Blox obtained a legal opinion which confirmed that the license remains in good standing. It is the Company's intention to obtain an exploitation permit, which would give the Company the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. The Company has already commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Property, the Company paid $107,142.86 to BGL and $42,857.14 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of the Company's common stock over a 20 day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

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

The Company's biogas plant in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogaz Termelo Kft., the Company's subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. There were no penalties for the termination. Once the care and maintenance process has concluded, the Company will utilize the opportunity and seek competitive rates before establishing a new contract.

On August 6, 2014, the Company announced that it entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company has agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company also announced that it has exercised that right and has acquired a 78% beneficial interest in the Property.

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, Blox obtained a legal opinion which confirmed that the license remains in good standing. It is the Company's intention to obtain an exploitation permit, which would give the Company the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. The Company has already commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Property, the Company paid $107,142.86 to BGL and $42,857.14 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of the Company's common stock over a 20 day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. The Company has incurred a net loss of $363,998 for the three months ended June 30, 2014, and has incurred cumulative losses since inception of $6,249,173. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Quarters Ended June 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated interim financial statements for the three months ended June 30, 2014 and 2013 which are included herein:

	Quarter Ended June 30, 2014	Quarter Ended June 30, 2013
Revenue, net of royalties	$-	$146,637
Cost of goods sold	156,737	291,910
Gross loss	156,737	145,273
Net Loss (after operating expenses and other expenses)	$363,998	$172,894

Revenue and Cost of Goods Sold

The Company's biogas plant in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. As a result, there were no revenues for the 2014 quarter compared to net revenues of $146,637 for the comparative 2013 quarter. Cost of goods decreased from $291,910 in the 2013 quarter to $156,737 in the 2014 quarter.  Our cost of goods sold decreased during the 2014 quarter primarily due to the idling of the plant in Hungary resulting in lower raw materials and labor costs.

Expenses

Our operating expenses for the quarters ended June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014	June 30, 2013
Operating Expenses
Consulting and professional fees	176,278	4,982
Foreign exchange	2,624	-
Office and administration	28,359	20,564
Salaries	-	2,075
Total Operating Expenses	207,261	27,621

Total operating expenses increased from $27,621 during the 2013 quarter to $207,261 during 2014 quarter. The increase is primarily due to higher and additional consulting fees paid for the management of the corporate office. The consulting fee includes amortization of prepaid consulting services that arose when the Company’s stock was issued as compensation for consulting services. Office and administration expense increased during the 2014 quarter compared to the 2013 quarter due primarily to increase travel costs.  Management anticipates operating expenses will materially increase in future periods as our company expands our business operations and incurs increased professional fees as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At June 30, 2014	At March 31, 2014
Current assets	$963,412	$1,203,178
Current liabilities	238,122	255,715
Working capital	$725,290	$947,463

Current Assets

The decrease in current assets as of June 30, 2014 as compared to March 31, 2014 was primarily due to the decrease in cash to $763,111 from $903,850, as a result of the reduction of revenues to $nil and increase in expenses for the 2014 quarter.

Current Liabilities

Current liabilities as at June 30, 2014 decreased by $17,593 primarily due to decreases in operations in Hungary.

Cash Flow

Our cash flow for the quarter ended June 30, 2014 and 2013 was as follows:

Cash Flows

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,
	2014	2013
Net Cash used in operating activities	$(220,268)	$(34,176)
Net Cash provided in investing activities	79,529	-
Net Cash provided by financing activities	-	57,622
Net increase (decrease) in cash and cash equivalents	$(140,739)	$23,445

Operating activities

The increase in net cash used in operating activities for the 2014 quarter compared to the 2013 quarter was primarily as a result of the reduction of revenues to $nil and increase in expenses for the 2014 quarter due to the idling of the plant in Hungary.

Investing activities

The higher amount of cash provided in investing activities in the 2014 quarter compared to the 2013 quarter was primarily due to the disposal of equipment in the Hungary operations.

Financing activities

Net cash provided by financing activities for the 2013 quarter was from proceeds received from long-term debt.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2014.

Cash Requirements

We believe that the Company’s current cash position will meet our present and near-term cash needs.  Although as the Company continues to search for both mining and renewable opportunities, we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $763,000 in cash. We expect to incur significant capital expenditures once we close our anticipated gold acquisition of Quivira in Ghana.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our chief executive officer, who is our principal executive officer and our principal financial officer, concluded that, as at June 30, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-Q. Such remediation activities include the following:

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2014 due to the above-noted material weaknesses.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Date: August 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Abenante
Robert J. Abenante
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2014

By: /s/ Rick Low
Rick Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 19, 2014