Form 10-Q
period 2014-09-30
Blox, Inc.
filed 2014-11-14
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-150582

BLOX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8530914 (I.R.S. Employer Identification No.)

Suite 600 – 666 Burrard Street, Vancouver, BC (Address of principal executive offices)	V6C 2X8 (Zip Code)

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
Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,411,814 shares of common stock as of November 14, 2014.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2014

PART I.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Kenderesh Endeavors Corp., Kenderes Biogáz Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogáz”), Quivira Minerals Inc. and Quivira Gold Inc.,  unless otherwise specified.

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
  the ability of Kenderes Biogáz to maintain profitable operations, including the provision of a steady and cost effective supply of biomass;
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

Item 1. Financial Statements

The following unaudited interim financial statements of Blox, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Blox, Inc.
Consolidated Interim Statements of Financial Position
(Unaudited)
(Expressed in U.S. Dollars)

	September 30, 2014	March 31, 2014
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$299,074	$903,850
Accounts receivable	61,100	63,826
Prepaid expenses	145,746	235,502
Total Current Assets	505,920	1,203,178

Prepaid Expenses (Note 8)	-	115,423
Property, Plant and Equipment (Note 4)	556,986	812,060
Mineral Property Interest (Note 5)	931,722	-
Total Assets	$1,994,628	$2,130,661
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$161,956	$128,855
Royalty payments payable (Note 7)	65,710	66,570
Loans payable (Note 6)	60,290	60,290
Total Current Liabilities	287,956	255,715

STOCKHOLDERS' EQUITY
Common Stock (Note 8)
– 400,000,000 authorized
– 108,411,804 issued (Mar 31, 2014 – 101,572,464)	964	892
Additional Paid-in Capital	5,921,213	5,120,063
Contributed Surplus	2,554,944	2,299,319
Accumulated Other Comprehensive Income	267,498	339,847
Deficit	(7,037,947)	(5,885,175)
Total Stockholders' Equity	1,706,672	1,874,946
Total Liabilities and Stockholders' Equity	$1,994,628	$2,130,661

Subsequent Event (Note 8)

These unaudited consolidated interim financial statements are authorized for issue by the Board of Directors on November 14, 2014.

“Robert Abenante”	“Robert Ironside”
Director	Director

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Comprehensive Loss
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue	$-	$293,872	$-	$440,509
Royalties	-	(13,215)	-	(13,215)
Net Revenue	-	280,657	-	427,294

Cost of Sales
Cost of raw materials	3,755	262,903	70,072	480,650
Direct labour	(166)	16,296	5,857	29,897
Amortization	47,284	61,730	104,129	122,238
Other	14,685	8	42,237	62
	65,558	340,937	222,295	632,847
Gross loss	(65,558)	(60,280)	(222,295)	(205,553)

Operating Expenses
Consulting and professional fees (Notes 6 and 8)	265,407	11,749	441,685	16,731
Foreign exchange	10,426	-	13,050	-
Interest expense	-	94,305	-	94,305
Office and administration	111,298	45,537	139,657	66,101
Other expense	-	273,163	-	273,163
Salaries	-	3,880	-	5,955
Share-based compensation	271,875	-	271,875	-
Website development	-	1,528	-	1,528
Total Operating Expenses	659,006	430,162	866,267	457,783

Loss on Disposal of Equipment	64,210	-	64,210	-

Net Loss for the Period	(788,774)	(490,442)	(1,152,772)	(663,336)
Unrealized loss gain on translation of foreign operations	(57,365)	(400,407)	(72,349)	(54,824)
Comprehensive Loss for the Period	$(846,139)	$(890,849)	$(1,225,121)	$(718,160)
Net Loss Per Common Share	$(0.01)	$(0.03)	$(0.01)	$(0.04)
Weighted Average Number of Shares Outstanding – Basic and diluted	103,436,047	15,892,062	104,091,321	15,892,062

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Changes in Equity (Deficiency)
(Unaudited)
(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)
March 31, 2013	15,892,062	$-	$743,776	$-	$(249,012)	$(1,399,511)	$(904,747)
Unrealized gain on translation of foreign operations	-	-	-	-	(54,824)	-	(54,824)
Net loss	-	-	-	-	-	(663,336)	(663,336)
September 30, 2013	15,892,062	-	743,776	-	(303,836)	(2,062,847)	(1,622,907)
Debt converted for stock	100,310,000		2,129,805		-	-	2,129,805
Reverse acquisition	(43,863,458)	600	1,499,400	1,500,000	-	(3,055,425)	(55,425)
Stock issued for cash	20,000,000	200	499,800	500,000	-	-	1,000,000
Stock issued for services	9,233,860	92	247,282	214,319	-	-	461,693
Stock options issued	-	-	-	85,000	-	-	85,000
Unrealized gain on translation of foreign operations	-	-	-	-	643,683	-	643,683
Net loss	-	-	-	-	-	(766,903)	(766,903)
March 31, 2014	101,572,464	892	5,120,063	2,299,319	339,847	(5,885,175)	1,874,946
Stock issued on exercise of stock options	325,000	7	19,493	(16,250)	-	-	3,250
Stock issued on acquisition of mineral property interest	6,514,350	65	781,657	-	-	-	781,722
Share-based compensation	-	-	-	271,875	-	-	271,875
Unrealized loss on translation of foreign operations	-	-	-	-	(72,349)	-	(72,349)
Net loss	-	-	-	-	-	(1,152,772)	(1,152,772)
September 30, 2014	108,411,814	$964	$5,921,213	$2,554,944	$267,498	$(7,037,947)	$1,706,672

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

	Six Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss for the period	$(1,152,772)	$(663,336)
Non-cash adjustments:		-
Amortization	104,817	122,238
Share-based compensation	271,875	-
Equipment written off	64,210	-
Unrealized foreign exchange on translation of foreign operations	(56,923)	47,048
Changes in non-cash working capital:
Accounts receivable	2,726	(29,964)
Prepaid expenses	205,179	(128,613)
Accounts payable	33,101	561,422
Royalty payments payable		12,533
Loans payable		(157,354)
Interest payable	-	92,529
	(527,787)	(143,497)

INVESTING ACTIVITIES
Acquisition of mineral property interest	(150,000)	-
Acquisition of equipment	(6,518)	11,260
Proceeds from disposal of equipment	79,529	-
	(79,989)	11,260

FINANCING ACTIVITIES
Proceeds from long-term debt	-	115,557
	-	115,557

Decrease in Cash and Cash Equivalents	(604,776)	(16,680)

Cash and Cash Equivalents, Beginning of Period	903,850	22,285

Cash and Cash Equivalents, End of Period	$299,074	$5,605

Supplemental Cash Flow Information (Note 11)

See accompanying notes to the consolidated interim financial statements.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is 600 – 666 Burrard Street, Vancouver, British Columbia, V6C 3P6. The Company is primarily engaged in sourcing, developing, and operating renewable energy projects in Europe as well as mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which has now been renamed “Blox Energy Inc.” The holders of Eco Endeavors’ common shares received 60,000,000 units of the Company on a pro-rata bais with a deemed value of $0.05 per unit.

The Company's biogas asset in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogáz Termelo Kft., the Company's subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. There were no penalties for the termination. Once the care and maintenance process has concluded, the Company will utilize the opportunity and seek competitive rates before establishing a new contract.

2.	Basis of Presentation

(a)	Statement of Compliance

These consolidated interim financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending March 31, 2015, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2014, including the accounting policies and notes thereto.

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $1,152,772 for the six months ended September 30, 2014, and has incurred cumulative losses since inception of $7,037,947. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

2.	Basis of Presentation (Continued)

(b)	Basis of Presentation (Continued)

is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

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

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

4.	Property, Plant, and Equipment

	Land	Building	Machinery	Total
Cost
Balance at March 31, 2014	$4,830	$507,286	$742,916	$1,255,032
Acquisition	-	-	6,518	6,518
Additions (disposals)	-	-	(393,298)	(393,298)
Balance at September 30, 2014	4,830	507,286	356,136	868,252

Accumulated Depreciation
Balance at March 31, 2014	-	271,665	171,307	442,972
Depreciation for the year	-	30,409	74,408	104,817
Disposals	-		(236,523)	(236,523)
Balance at September 30, 2014	-	302,074	9,192	311,266

Carrying amounts
As at September 30, 2014	$4,830	$205,212	$346,944	$556,986

Carrying amounts
As at March 31, 2014	$4,830	$235,505	$571,725	$812,060

5.	Mineral Property Interest

The Company has entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company has agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company also announces that it has exercised that right and has acquired a 78% beneficial interest in the Property.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

5.	Mineral Property Interest (Continued)

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

In consideration for the acquisition of the interest in the Property, the Company has paid in cash $107,143 to BGL and $42,857 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing US$1,150,000 by the volume weighted average share price of the Company's common stock over a 20 day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

6.	Related Parties and Loans Payable

The Company undertakes transactions with related parties that are generally on the same terms as those accorded to unrelated third parties. In addition to the shares for services transactions disclosed in the share capital note, the Company completed transactions with Emerald Power Consulting Inc. (“Emerald”), which has a common director and officer with the Company. During the three months ended September 30, 2014, the Company paid consulting and office and administrative expense to Emerald amounting to $31,500 (2013 - $nil) and $11,847 (2013 - $25,133), respectively. During the six months ended September 30, 2014, the Company paid consulting and office and administrative expense to Emerald amounting to $63,000 (2013 - $nil) and $23,475 (2013 - $44,337), respectively. As of September 30, 2014, $22,659 of royalty was payable to Emerald and $43,141 (March 31, 2014 - $43,707) to the Company’s majority shareholder as described in Note 7.

At September 30, 2014 and March 31, 2014, the Company was indebted to arm’s length parties in the amount of $60,290. The loans payable are unsecured, non-interest bearing and have no fixed repayment terms.

7.	Royalty Payments

The Company was required to make royalty payments of 3% of revenues to its previously long-term debt holder and currently majority shareholder. For the three and six months ended September 30, 2014, there was no royalty expense. For the three and six months ended September 30, 2013 royalty expense amounted to $13,215 As of September 30, 2014, $43,141 is included in royalty payments payable (March 31, 2014 - $43,707) to the Company’s majority shareholder.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

7.	Royalty Payments (Continued)

Additionally, the Company is required to make royalty payments of 10% of earnings before interest, taxes, depreciation and amortization to an arms-length corporation in exchange for financial and advisory services. These royalties are calculated on a quarterly basis. For the three months ended September 30, 2014 and 2013, there was no royalty expense. During the three months ended September 30, 2014, Emerald paid the full amount owing to the royalty holder and assumed the royalty holder’s royalty receivable from the Company. As of September 30, 2014, $22,569 is owed to Emerald (March 31, 2014 - $22,863 owed to the previous royalty holder).

8.	Share Capital

Common Stock issued and fully paid:

Number of Common Shares
Balance, March 31, 2013 and September 30, 2013	15,892,062

Debt converted for common stock	100,310,000
Common stock cancelled on reverse merger	(103,863,458)
Issuance of common stock on reverse merger	60,000,000
Issuance of common stock for cash	20,000,000
Issuance of common stock for services	9,233,860

Balance, March 31, 2014	101,572,464

Issuance of common stock on exercise of stock options	325,000
Issuance of common stock on acquisition of mineral property interest	6,514,350

Balance, September 30, 2014	108,411,814

On June 19, 2013, the Company entered into an agreement (the “Amalgamation Agreement”), among Ourco Capital Ltd. (“Ourco”), the Company’s wholly-owned subsidiary, International Eco Endeavors Corp., a private British Columbia, Canadian corporation (“Eco Endeavors”), and its wholly-owned subsidiaries Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogáz. The Company closed the Amalgamation Agreement and completed the amalgamation of Ourco and Eco Endeavors under the name “Blox Energy Inc.” (“Amalco”), thereby acquiring all of the issued and outstanding shares of Blox Energy Inc, on February 27, 2014.

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

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

8.	Share Capital (Continued)

Common Stock issued and fully paid (Continued)

Pursuant to a consulting agreement dated February 27, 2014 between the Company and Robert Abenante, a director and officer of the Company, Mr. Abenante was issued an additional 9,233,860 common shares of the Company and 8,000,000 share purchase warrants (the “Abenante Stock”) entitling Mr. Abenante to acquire additional common shares at the exercise price of $0.05 for a period of 5 years from February 27, 2014. The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement. The Abenante Stock is subject to an escrow agreement whereby 25% of the Abenante Stock was released on February 27, 2014 (“Start Date”), 25% was released on August 27, 2014, 25% will be released 12 months from the Start Date and 25% will be released 18 months from the Start Date, providing Mr. Abenante remains an officer of the Company failing which the non-released Abenante Stock will be returned to the Company.

The fair value of the common shares included in the Abenante Stock of $0.05 per common share was based on the price of the non-brokered private placement on February 27, 2014. The fair value of the warrants of included in the Abenante Stock was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the current year Abenante Stock is expensed in the statement of operations over the escrow period on a straight-line basis with $115,425 expensed during the year ended March 31, 2014 and $97,478 and $219,948 expensed in the three month and six month period ended September 30, 2014, respectively (2013 - $nil). The remainder includes current prepaid expenses of $126,321 (March 31, 2014 - $230,846) and long term prepaid expenses of $nil (March 31, 2014 - $115,423).

Warrants

The Company’s outstanding warrants as at September 30, 2014 and March 31, 2014 were as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-

Issued on reverse acquisition	60,000,000	$0.05	February 27, 2019	4.4
Issued for cash	20,000,000	$0.05	February 27, 2019	4.4
Issued for prepaid services	8,000,000	$0.05	February 27, 2019	4.4

September 30, 2014 and March 31, 2014	88,000,000

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

8.	Share Capital (Continued)

Stock Options

On the closing of the Amalgamation Agreement on February 27, 2014, the Company granted 1,700,000 stock options to directors and employees. Each stock option is exercisable at a price of $0.01 per share until expiry on 8. Share Capital (Continued) Stock Options (Continued) the date that is 5 years from February 27, 2014. All stock options vested on February 27, 2014, but are subject to an escrow agreement whereby common stock issued on the exercise of the stock options will be held in escrow to be released as to 25% on February 27, 2014 (“Release Date”), 25% 6 months from the Release Date, 25% 12 months from the Release Date and 25% 18 months from the Release Date, providing the stock option holder remains with the Company failing which the escrowed common shares will be returned to the Company. Each stock option had a fair value of $0.05, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss (income) with $85,000 expensed during the year ended March 31, 2014. On August 9, 2014, the exercise price of 1,000,000 stock options previously granted to two directors was amended to $0.05 from $0.01 and there was no impact to the fair value as a result of the re-pricing.

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants. These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.15, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss (income) with $271,875 expensed during the three months ended September 30, 2014.

The share-based compensation for stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Risk-free interest rate	1.49%-1.6%
Expected stock price volatility	149%-203%
Expected dividend yield and forfeiture	0.00%
Expected life of options	5 years

The following table summarizes historical information about the Company’s incentive stock options:

	Six Months Ended September 30, 2014		Year Ended March 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options Outstanding – beginning of period	1,700,000	$0.03	-	-
Granted	4,500,000	$0.15	1,700,000	$0.03
Exercised	(325,000)	0.01	-	-
Forfeited	(375,000)	$0.01	-	-
Options Outstanding – end of period	5,500,000	$0.13	1,700,000	$0.03

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

8.	Share Capital (Continued)

Stock Options (Continued)

At September 30, 2014, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.05	27-Feb-19	1,000,000	4.4	1,000,000
$0.15	07-Aug-19	4,500,000	4.9	1,125,000
		5,500,000	4.8	2,125,000

On October 27, 2014, the Company granted 500,000 stock options to consultants. These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant.

9.	Commitments

(a)	On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold Ltd. (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement. The Agreements provide that closing is subject to completion of a private placement financing of up to $1,500,000, consisting of units priced at $0.05 per unit, with each unit comprising a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years. As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

(b)	On November 1, 2013, the Company entered into an agreement to lease office premises for $3,188 per month until October 31, 2015.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Six Months Ended September 30, 2014 (Unaudited) (Expressed in U.S. Dollars)

10.	Geographical Area Information

	Canada	Hungary	Guinea	Total
September 30, 2014:
Prepaid expenses	$-	-	$-	$-
Property, plant and equipment	-	556,986		556,986
Mineral interest			931,722	931,722
Total assets	$378,918	$683,988	931,722	$1,994,628

Total liabilities	$238,072	49,884	-	$287,956

March 31, 2014:
Prepaid expenses	$115,423	-	-	$115,423
Property, plant and equipment	-	812,060	-	812,060
Total assets	$1,233,630	$897,031	-	$2,130,661

Total liabilities	$192,581	63,134	-	$255,715

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Loss - Canada	$659,005	$635,682	$866,268	$663,336
Net Loss - Hungary	129,769	-145,240	286,504	-
Net Loss - Guinea	-	-	-	-
Net loss for the Period	$788,774	$490,442	$1,152,772	$663,336

All of the Company’s sales were in Hungary and the Company derived 99% of its sales from MAVIR Zrt.

11.	Supplemental Cash Flow Information

During the six months ended September 30, 2014, the Company issued 6,514,350 shares of common stock valued at $781,722 for the acquisition of the Mansounia mineral property interest and 325,000 shares of common stock for consulting services and exercise of stock options as non-cash investing and financing activities (2013 - nil).

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

The Company's biogas plant in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogáz Termelo Kft., the Company's subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. There were no penalties for the termination. Once the care and maintenance process has concluded, the Company will utilize the opportunity and seek competitive rates before establishing a new contract.

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

In consideration for the acquisition of the interest in the Property, the Company paid $107,143to BGL and $42,857to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. The Company has incurred a net loss of $1,152,772 for the six months ended September 30, 2014, and has incurred cumulative losses since inception of $7,037,947.These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Six Months Ended September 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated interim financial statements for the three and six months ended September 30, 2014 and 2013 which are included herein:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenue, Net of Royalties	-	280,657	-	427,294
Cost of Sales	65,558	340,937	222,295	632,847
Gross Loss	(65,558)	(60,280)	(222,295)	(205,553)
Net Loss for the Period	(788,774)	(490,442)	(1,152,772)	(663,336)

Revenue and Cost of Goods Sold

The Company's biogas plant in Hungary is currently undergoing care and maintenance and the Company has elected to cancel its power contract during this idle time. As a result, there were no revenues for the three and six months ended September 30, 2014 compared to net revenues of $280,657 and $427,294 for the comparative 2013 periods. Our cost of goods sold decreased during the 2014 periods compared to the 2013 periods, primarily due to the idling of the plant in Hungary resulting in lower raw materials and labor costs.

Expenses

Our operating expenses were as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2014	2013	2014	2013
Operating Expenses
Consulting and professional fees	$265,407	$11,749	$441,685	$16,731
Foreign exchange	10,426	-	13,050	-
Interest expense	-	94,305	-	94,305
Office and administration	111,298	45,537	139,657	66,101
Other expense	-	273,163	-	273,163
Salaries	-	3,880	-	5,955
Share-based compensation	271,875	-	271,875	-
Website development	-	1,528	-	1,528
Total Operating Expenses	$659,006	$430,162	$866,267	$457,783

Total operating expenses increased to $659,006 during the three months ended September 30, 2014 from $430,162 in the same quarter in 2013. Total operating expenses increased to $866,267 during the six months ended September 30, 2014 from $457,783 in the same period in 2013.

The increase in consulting and professional fees is primarily due to higher and additional consulting fees paid for the management of the corporate office. The consulting fee includes amortization of prepaid consulting services that arose when the Company’s stock was issued as compensation for consulting services. The prepaid consulting fees is being amortized over a period of 18 months beginning in April 2014. Consulting and professional fees also include increased legal costs and fees when our shares qualified for trading on the OTCQB.

Office and administration expense increased during the 2014 periods compared to the 2013 periods due primarily to increase in corporate activities which led to additional costs for filing fees, news releases, accounting, office rent, insurance premiums and travel costs.

Share-based compensation is a non-cash expense that resulted when we granted 4,500,000 stock options to directors and employees on August 7, 2014. The stock options have a fair value of $0.15 each and are being amortized over a period of 18 months from the grant date.

We did not in incur any interest expense in 2014 compared to 2014 because the long-term debt existing in 2013 was converted to equity before the end of our fiscal 2014 year.

Management anticipates operating expenses will materially increase in future periods as our company expands our business operations and incurs increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	September 30, 2014	March 31, 2014
Current Assets	$505,920	$1,203,178
Current Liabilities	287,956	255,715
Working Capital	$217,964	$947,463

Current Assets

The decrease in current assets as of September 30, 2014 compared to March 31, 2014 was primarily due to the decrease in cash to $299,074 from $903,850, as a result of the reduction of revenues to $nil and increase in expenses, and the $150,000 cash payment made for the acquisition of the Mansounia mineral interest during the six months ended September 30, 2014 quarter.

Current Liabilities

Current liabilities as at September 30, 2014 increased by $ 32,241 primarily due to the increase in expenses as a result of increased corporate activities during the three months ended September 30, 2014.

Cash Flow

Our cash flow was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net cash used in operating activities	$(307,519)	$(109,321)	$(527,787)	$(143,497)
Net cash (used) provided in investing activities	(156,518)	11,260	(76,989)	11,260
Net cash provided by financing activities	-	57,935	-	115,557
Net (decrease) increase in cash and cash equivalents	$(464,037)	$(40,126)	$(604,776)	$(16,680)

 Operating activities

The increase in net cash used in operating activities for the three and six months ended September 30, 2014 compared to the same periods in 2013 was primarily as a result of increases in various expenses due to increased corporate activities and the reduction of revenues to $nil due to the idling of the plant in Hungary.

Investing activities

The higher amount of cash used in investing activities in the 2014 periods compared to the 2013 periods was primarily due to the $150,000 cash payment made for the acquisition of the Mansounia mineral interest.

Financing activities

Net cash provided by financing activities for the 2013 periods was from proceeds received from long-term debt.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2014.

Cash Requirements

We believe that the Company’s current cash position will meet our present and near-term cash needs.  Although as the Company continues to search for both mining and renewable opportunities, we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $299,000 in cash. We expect to incur significant capital expenditures once we make a decision to develop the Mansounia mineral interest and close our anticipated gold acquisition of Quivira in Ghana.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our chief executive officer, who is our principal executive officer and our principal financial officer, concluded that, as at September 30, 2014, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

(i)	we intend to and have taken some initial steps to increase the security and restricted access to computer systems, including a sufficient disaster recovery plan; and

(ii)	we intend to and have taken some initial steps to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2014 due to the above-noted material weaknesses.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Date: November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Abenante
Robert J. Abenante
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014

By: /s/ Rick Low
Rick Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2014