Form 10-Q
period 2014-12-31
Blox, Inc.
filed 2015-02-17
CIK 1428389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of February 16, 2015.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2014

PART I.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Kenderesh Endeavors Corp., Kenderes Biogáz Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogáz”), Blox Minerals Inc. (formerly, Quivira Minerals Inc. and Quivira Gold Inc., unless otherwise specified.

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
  our ability to complete the required feasibility study for permitting of the Mansounia concession in Guinea;
  our ability to develop our green mining business in Africa;
  the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain; and

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Blox, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q.

Blox, Inc.
Consolidated Interim Statements of Financial Position
(Unaudited)
(Expressed in U.S. Dollars)

	December 31, 2014	March 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$59,271	$903,850
Accounts receivable	-	63,826
Prepaid expenses	85,267	235,502
Total Current Assets	144,538	1,203,178

Prepaid Expenses (Note 8)	-	115,423
Property, Plant and Equipment (Note 4)	188,695	812,060
Mineral Property Interest (Note 5)	931,722	-
Total Assets	$1,264,955	$2,130,661
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$44,552	$128,855
Royalty payments payable (Note 7)	63,436	66,570
Loan payable (Note 6)	60,290	60,290
Total Current Liabilities	168,278	255,715

Total Liabilities	168,278	255,715

STOCKHOLDERS' EQUITY

Common Stock (Note 8)
– 400,000,000 authorized
– 108,611,814 issued (Mar 31, 2014 – 101,572,464)	967	892
Additional Paid-in Capital	5,957,211	5,120,063
Contributed Surplus	2,743,868	2,299,319
Accumulated Other Comprehensive Income	8,090	339,847
Deficit	(7,613,459)	(5,885,175)
Total Stockholders' Equity	1,096,677	1,874,946
Total Liabilities and Stockholders' Equity	$1,264,955	$2,130,661

These unaudited consolidated interim financial statements are authorized for issue by the Board of Directors on February 16, 2015.

“Robert Abenante”	“Robert Ironside”
Director	Director

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Comprehensive Loss
(Unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Operating Expenses
Consulting and professional fees (Notes 6 and 8)	169,760	(517)	611,445	16,214
Foreign exchange	3,255	-	16,305	-
Interest expense	-	46,199	-	140,504
Office and administration	37,310	45,676	176,967	111,777
Other expense	66,100	-	66,100	-
Salaries	-	3,750	-	9,705
Share-based compensation	188,924	-	460,799	-
Website development	-	(47)	-	1,481
Loss from continuing operations	465,349	95,061	1,331,616	279,681

Loss from discontinued operations (Note 12)	110,163	188,801	396,668	667,517

Net Loss for the Period	(575,512)	(283,862)	(1,728,284)	(947,198)
Unrealized gain (loss) on translation of foreign operations	11,741	(144,868)	(60,608)	(199,692)
Transfer to discontinued operations	(343,498)	-	(343,498)	-
Comprehensive Loss for the Period	$(907,269)	$(428,730)	$(2,132,390)	$(1,146,890)
Net loss per common share from continuing operations	$0.004	$0.006	$0.012	$0.018
Net loss per common share from discontinued operations	$0.001	$0.012	$0.004	$0.042
Net Loss Per Common Share	$0.01	$0.02	$0.02	$0.06
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,445,213	15,892,062	108,459,087	15,892,062

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Changes in Equity (Deficiency)
(Unaudited)
(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)
March 31, 2013	15,892,062	$-	$743,776	$-	$(249,012)	$(1,399,511)	$(904,747)
Unrealized gain on translation of foreign operations	-	-	-	-	199,692	-	199,692
Net loss	-	-	-	-	-	(947,198)	(947,198)
December 31, 2013	15,892,062	-	743,776	-	(49,320)	(2,346,709)	(1,652,253)
Debt converted for stock	100,310,000	-	2,129,805	-	-	-	2,129,805
Reverse acquisition	(43,863,458)	600	1,499,400	1,500,000	-	(3,055,425)	(55,425)
Stock issued for cash	20,000,000	200	499,800	500,000	-	-	1,000,000
Stock issued for services	9,233,860	92	247,282	214,319	-	-	461,693
Stock options issued	-	-	-	85,000	-	-	85,000
Unrealized gain on translation of foreign operations	-	-	-	-	389,167	-	389,167
Net loss	-	-	-	-	-	(483,041)	(483,041)
March 31, 2014	101,572,464	892	5,120,063	2,299,319	339,847	(5,885,175)	1,874,946
Stock issued on exercise of stock options	325,000	7	19,493	(16,250)	-	-	3,250
Stock issued on acquisition of mineral property interest	6,514,350	65	781,657	-	-	-	781,722
Stock issued for services	200,000	3	35,998	-	-	-	36,001
Share-based compensation	-	-	-	460,799	-	-	460,799
Unrealized gain on translation of foreign operations	-	-	-	-	11,741	-	11,741
Transfer to discontinued operations	-	-	-	-	(343,498)	-	(343,498)
Net loss	-	-	-	-	-	(1,728,284)	(1,728,284)

December 31, 2014	108,611,814	$967	$5,957,211	$2,743,868	$8,090	$(7,613,459)	$1,096,677

See accompanying notes to the consolidated interim financial statements.

Blox, Inc.
Consolidated Interim Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

	Nine Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss from continuing operations	$(1,331,616)	$(279,681)
Non-cash adjustments:
Amortization	1,235	-
Share-based compensation	460,799	-
Unrealized foreign exchange on translation of foreign operations	(57,772)	112,878
Changes in non-cash working capital:
Accounts receivable	22,726	(16,455)
Prepaid expenses	265,658	(97,087)
Accounts payable	(21,169)	(468,066)
Royalty payments payable	-	19,471
Loans payable	-	389,539
Interest payable	-	141,495
Cash used in operating activities - continuing operations	(660,139)	(197,906)
Cash (used in) provided by operating activities - discontinued operations	(107,451)	16,955
Cash used in operating activities	(767,590)	(180,951)

INVESTING ACTIVITIES
Acquisition of mineral property interest	(150,000)	-
Acquisition of equipment	(6,518)	-
Cash used in investing activities - continuing operations	(156,518)	-
Cash (used in) provided by investing activities - discontinued operations	79,529	(16,617)
Cash used in investing activities	(76,989)	(16,617)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	203,109
Cash provided by financing activities	-	203,109
(Decrease) Increase in Cash and Cash Equivalents	(844,579)	5,541
Cash and Cash Equivalents, Beginning of Period	903,850	22,285
Cash and Cash Equivalents, End of Period	59,271	27,826

Supplemental Cash Flow Information (Note 11)

See accompanying notes to the consolidated interim financial statements.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is 600 – 666 Burrard Street, Vancouver, British Columbia, V6C 3P6. The Company is primarily engaged in sourcing, developing, and operating renewable energy projects as well as mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which has now been renamed “Blox Energy Inc.” The holders of Eco Endeavors’ common shares received 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit.

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at December 31, 2014 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending March 31, 2015, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2014, including the accounting policies and notes thereto.

These consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $1,728,284 for the nine months ended December 31, 2014, and has incurred cumulative losses since inception of $7,613,459. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

3.	Accounting Standards Issued But Not Yet Adopted

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

The Company has not assessed the impact, if any, of the standards that become effective January 1, 2015.

4.	Property, Plant, and Equipment

	Land	Building	Machinery	Total
Cost
Balance at March 31, 2014	$4,830	$507,286	$742,916	$1,255,032
Acquisition	-	-	6,518	6,518
Additions (disposals)	(4,830)	(507,286)	(399,679)	(911,795)
Balance at December 31, 2014	-	-	349,755	349,755

Accumulated Depreciation
Balance at March 31, 2014	-	271,665	171,307	442,972
Depreciation for the year	-	29,982	73,921	103,903
Disposals	-	(301,647)	(84,168)	(385,815)
Balance at December 31, 2014	-	-	161,060	161,060

Carrying amounts
As at December 31, 2014	$-	$-	$188,695	$188,695

Carrying amounts
As at March 31, 2014	$4,830	$235,505	$571,725	$812,060

5.	Mineral Property Interest

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

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

5.	Mineral Property Interest (Continued)

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, Blox obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company's intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5 year extension. The Company has commenced work on the feasibility study required for obtaining this permit.

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

6.	Related Parties and Loan Payable

The Company undertakes transactions with related parties that are generally on the same terms as those accorded to unrelated third parties. In addition to the shares for services transactions disclosed in the share capital note, the Company completed transactions with Emerald Power Consulting Inc. (“Emerald”), which has a common director and officer with the Company. During the three months ended December 31, 2014, the Company paid consulting and office and administrative expense to Emerald amounting to $31,500 (2013 - $nil) and $11,293 (2013 - $8,576), respectively. During the nine months ended December 31, 2014, the Company paid consulting and office and administrative expense to Emerald amounting to $94,500 (2013 - $nil) and $34,769 (2013 - $52,913), respectively. As of December 31, 2014, $21,788 of royalty was payable to Emerald and $41,648 (March 31, 2014 - $43,707) to the Company’s majority shareholder as described in Note 7.

At December 31, 2014 and March 31, 2014, the Company was indebted to arm’s length parties in the amount of $60,290. The loans payable are unsecured, non-interest bearing and have no fixed repayment terms.

7.	Royalty Payments

The Company was required to make royalty payments of 3% of revenues to its previously long-term debt holder and currently majority shareholder. For the three and nine months ended December 31, 2014, there was no royalty expense. For the three and nine months ended December 31, 2013, royalty expense amounted to $nil and $13,215, respectively. As of December 31, 2014, $41,648 is included in royalty payments payable (March 31, 2014 - $43,707) to the Company’s majority shareholder.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

7.	Royalty Payments (Continued)

Additionally, the Company is required to make royalty payments of 10% of earnings before interest, taxes, depreciation and amortization to an arms-length corporation in exchange for financial and advisory services.

These royalties are calculated on a quarterly basis. For the three months and nine months ended December 31, 2014, there was no royalty expense. For the three and nine months ended December 31, 2013, royalty expense amounted to $19,954. During the three months ended September 30, 2014, Emerald paid the full amount owing to the royalty holder and assumed the royalty holder’s royalty receivable from the Company. As of December 31, 2014, $21,788 is owed to Emerald (March 31, 2014 - $22,863 owed to the previous royalty holder).

8.	Share Capital

Common Stock issued and fully paid:

Number of Common Shares
Balance, March 31, 2013 and December 31, 2013	15,892,062

Debt converted for common stock	100,310,000
Common stock cancelled on reverse merger	(103,863,458)
Issuance of common stock on reverse merger	60,000,000
Issuance of common stock for cash	20,000,000
Issuance of common stock for services	9,233,860

Balance, March 31, 2014	101,572,464

Issuance of common stock on exercise of stock options	325,000
Issuance of common stock on acquisition of mineral interest	6,514,350
Issuance of common stock for services	200,000

Balance, December 31, 2014	108,611,814

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

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

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

The fair value of the common shares included in the Abenante Stock of $0.05 per common share was based on the price of the non-brokered private placement on February 27, 2014. The fair value of the warrants of included in the Abenante Stock was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the current year Abenante Stock is expensed in the statement of operations over the escrow period on a straight-line basis with $115,425 expensed during the year ended March 31, 2014 and $97,478 and $219,948 expensed in the three month and nine month period ended December 31, 2014, respectively (2013 - $nil). The remainder includes current prepaid expenses of $126,321 (March 31, 2014 - $230,846) and long term prepaid expenses of $nil (March 31, 2014 - $115,423).

On July 24, 2014 in consideration for the acquisition of the interest in the Property, the Company issued an aggregate of 6,514,350 shares of common stock of the Company, at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. For accounting purposes, the Company recorded $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue a Second Tranche of shares of common stock of the Company. The number of Second Tranche Shares to be issued shall be calculated by dividing US$1,150,000 by the volume weighted average share price of the Company's common stock over a 20 day period preceding the issuance date.

On October 27, 2014, the Company issued 200,000 common shares valued at $36,001 as payment for consulting services. The fair value of the shares issued was based on the closing price of the Company’s shares on the OTCQB on October 27, 2014.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

8.	Share Capital (Continued)

Warrants

The Company’s outstanding warrants as at December 31, 2014 and March 31, 2014 were as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-
Issued on reverse acquisition	60,000,000	$0.05	February 27, 2019	4.2
Issued for cash	20,000,000	$0.05	February 27, 2019	4.2
Issued for prepaid services	8,000,000	$0.05	February 27, 2019	4.2

December 31, 2014 and March 31, 2014	88,000,000

Stock Options

On the closing of the Amalgamation Agreement on February 27, 2014, the Company granted 1,700,000 stock options to directors and employees. Each stock option is exercisable at a price of $0.01 per share until expiry on the date that is 5 years from February 27, 2014. All stock options vested on February 27, 2014, but are subject to an escrow agreement whereby common stock issued on the exercise of the stock options will be held in escrow to be released as to 25% on February 27, 2014 (“Release Date”), 25% 6 months from the Release Date, 25% 12 months from the Release Date and 25% 18 months from the Release Date, providing the stock option holder remains with the Company failing which the escrowed common shares will be returned to the Company. Each stock option had a fair value of $0.05, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss with $85,000 expensed during the year ended March 31, 2014. On August 9, 2014, the exercise price of 1,000,000 stock options previously granted to two directors was amended to $0.05 from $0.01 and there was no impact to the fair value as a result of the re-pricing.

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants. These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.15, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss with $154,688 and $426,563 expensed during the three and nine months ended December 31, 2014, respectively.

On October 27, 2014, the Company granted 500,000 stock options to consultants. These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.17, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss with $34,236 expensed during the three months ended December 31, 2014.

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

8.	Share Capital (Continued)

Stock Options (Continued)

The share-based compensation for stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Risk-free interest rate	1.49% - 1.6%
Expected stock price volatility	149% - 203%
Expected dividend yield and forfeiture	0.00%
Expected life of options	5 years

The following table summarizes historical information about the Company’s incentive stock options:

	Nine Months Ended December 31, 2014		Year Ended March 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options Outstanding – beginning of period	1,700,000	$0.03	-	-
Granted	5,000,000	$0.15	1,700,000	$0.03
Exercised	(325,000)	$0.01	-	-
Forfeited	(375,000)	$0.01	-	-
Options Outstanding – end of period	6,000,000	$0.13	1,700,000	$0.03

At December 31, 2014, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.05	27-Feb-19	1,000,000	4.2	1,000,000
$0.15	07-Aug-19	4,500,000	4.6	1,125,000
$0.15	27-Oct-19	500,000	4.8	125,000
		6,000,000	4.5	2,250,000

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

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

(b)	On November 1, 2013, the Company entered into an agreement to lease office premises for $3,188 per month until October 31, 2015.

10.	Geographical Area Information

	Canada	Discontinued Operations (Hungary)	Africa	Total

December 31, 2014:
Prepaid expenses	$-	-	$-	$-
Property, plant and equipment	5,796	-	182,899	188,695
Mineral interest	-	-	931,722	931,722
Total assets	$150,334	$-	1,114,621	$1,264,955

Total liabilities	$168,278	-	-	$168,278

March 31, 2014:
Prepaid expenses	$115,423	-	-	$115,423
Property, plant and equipment	-	812,060	-	812,060
Total assets	$1,233,630	$897,031	-	$2,130,661

Total liabilities	$192,581	63,134	-	$255,715

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net Loss - Canada	$465,349	$95,061	$1,331,616	$279,681
Net Loss - discontinued operations (Hungary)	110,163	188,801	396,668	667,517
Net Loss - Africa	-	-	-	-
Net loss for the Period	$575,512	$283,862	$1,728,284	$947,198

All of the Company’s sales were in Hungary and the Company derived 99% of its sales from MAVIR Zrt.

11.	Supplemental Cash Flow Information

During the nine months ended December 31, 2014, the Company issued 6,514,350 shares of common stock valued at $781,722 for the acquisition of the Mansounia mineral property interest and 325,000 shares of common stock for consulting services and exercise of stock options as non-cash investing and financing activities (2013 - nil). During the three months ended December 31, 2014, the Company issued 200,000 shares of common stock valued at $36,001 for consulting services as non-cash financing activities (2013 - nil).

12.	Discontinued Operations

During the third fiscal quarter, the Company discontinued and ceased its operations at its Kenderes Biogas Plant (“the Plant”) in Hungary due to uneconomic conditions brought on by political and economic forces in Hungary. During the third fiscal quarter, the Company moved the Plant to Africa where the Company will look to provide energy to mining projects. At the end of the third quarter, the Company completed the sale of its wholly-owned Hungarian subsidiary, and shifted its focus to its business in West Africa. The following provides selected financial information of discontinued operations.

	Interim Statements of Financial Position
	December 31, 2014		March 31, 2014

Cash	$-	$
Accounts receivable	-		41,100
Property, plant and equipment	-		811,548
Accounts payable and accrued liabilities	-		(63,134)
Net Assets of Discontinued Operations	$-		$817,436

	Interim Statements of Comprehensive Loss
	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net revenue	$-	$217,869	$-	$645,163
Operating expenses	(453,661)	(406,670)	(740,166)	(1,312,680)
Transfer from accumulated other comprehensive income	343,498	-	343,498	-
Net Loss from Discontinued Operations	$(110,163)	$(188,800)	$(396,668)	$(667,517)

Blox, Inc. Condensed Notes to Consolidated Interim Financial Statements Three and Nine Months Ended December 31, 2014 (Unaudited) (Expressed in U.S. Dollars)

12.	Discontinued Operations (Continued)

		Interim Statements of Cash Flows
		Nine Months Ended December 31,
		2014	2013

OPERATING ACTIVITIES
Net loss from discontinued operations		$(396,668)	$(667,517)
Non-cash adjustments:
Amortization		102,668	180,941
Loss on disposal of property, plant and equipment		552,081	14,279
Unrealized foreign exchange on translation of foreign operations		-	112,720
Transfer from accumulated other comprehensive income		(343,498)
Changes in non-cash working capital:
Accounts receivable		41,100	(14,908)
Accounts payable		(63,134)	391,440
Cash (used in) provided by operating activities - discontinued operations		$(107,451)	$16,955

INVESTING ACTIVITIES
Acquisition of equipment	$		$(16,617)
Proceeds from disposal of equipment		79,529
Cash (used in) provided by investing activities - discontinued operations		$79,529	$(16,617)

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

Following the closing of the Amalgamation Agreement, we commenced focusing on the business currently carried on by Amalco, which operates as a renewable energy company that indirectly owns an operating biogas plant in Hungary. It was also engaged in the development of renewable energy projects and intended to expand into the provision of renewable energy services.  Amalco operated a 1.14 MW biogas plant located just outside of Budapest, Hungary. The plant served as a pilot project to demonstrate the potential for similar use of renewable energy in a variety of regions and climates.

The Company's Kenderes Biogas Plant (“the Plant”) in Hungary was under care and maintenance and the Company cancelled its power contract during this idle time. The contract was between MAVIR Zrt. and Kenderes Biogáz Termelo Kft., the Company's subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. During the third fiscal quarter, the Company discontinued and sold its operations at its Plant due to uneconomic conditions brought on by political and economic forces in Hungary.  The Company moved the Plant to Africa where the Company it expects to provide energy to mining projects. The Company completed the sale of its wholly-owned Hungarian subsidiary, and shifted its focus to its business in West Africa.

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

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, Blox obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company's intention to obtain an exploitation permit, to allow the Company the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. The Company has commenced work on the feasibility study required for obtaining this permit.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. The Company has incurred a net loss of $1,728,284 for the nine months ended December 31, 2014, and has incurred cumulative losses since inception of $7,613,459. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated interim financial statements for the three and nine months ended December 31, 2014 and 2013 which are included herein.

Revenue and Cost of Goods Sold

Our Plant in Hungary was under care and maintenance and we cancelled the power contract during this idle time. As a result, there were no revenues for the three and nine months ended December 31, 2014. During the third fiscal quarter, we discontinued and ceased our operations at our Plant due to uneconomic conditions brought on by political and economic forces in Hungary.  During the third fiscal quarter, we moved the Plant to Africa where we expect to provide energy to mining projects. At the end of the third quarter, we completed the sale of our wholly-owned Hungarian subsidiary, and shifted our focus to our business in West Africa. As a result, the results of our Hungarian operations are shown as discontinued operations, which are discussed below.

Expenses

Our operating expenses were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31
	2014	2013	2014	2013
Operating Expenses
Consulting and professional fees	$169,760	$(517)	$611,445	$16,214
Foreign exchange	3,255	-	16,305	-
Interest expense	-	46,199	-	140,504
Office and administration	37,310	45,676	176,967	111,777
Other expense	66,100	-	66,100	-
Salaries	-	3,750	-	9,705
Share-based compensation	188,924	-	460,799	-
Website development	-	(47)	-	1,481
Loss From Continuing Operations	$465,349	$95,061	$1,331,616	$279,681

Loss From Discontinued Operations	$110,163	$188,801	$396,668	$667,517

Net Loss for the Period	$575,512	$283,862	$1,728,284	$947,198

Total operating expenses from continuing operations increased to $465,349 during the three months ended December 31, 2014 from $96,061 in the same quarter in 2013. Total operating expenses from continuing operations increased to $1,331,616 during the nine months ended December 30, 2014 from $279,681 in the same period in 2013.

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

Office and administration expense increased during the nine months ended December 31, 2014 compared to the same period in 2013 due primarily to increase in corporate activities which led to additional costs for filing fees, news releases, accounting, office rent, insurance premiums and travel costs that were mostly incurred in the earlier part of this period.  Expenses during the three months ended December 31, 2014 compared to the same period in 2013 decreased because there was less activity in the areas of filing fees, news releases, accounting, and travel costs.

Other expenses incurred in the 2014 periods were for shipping and set up costs for the Plant in Africa.

Share-based compensation is a non-cash expense that resulted when we granted 4,500,000 and 500,000 stock options to directors and employees on August 7, 2014 and October 27, 2014, respectively. The 4,500,000 and 500,000 stock options have a fair value of $0.15 and $0.17 each and are being amortized over a period of 18 months from the grant date.

We did not in incur any interest expense in 2014 compared to 2013 because the long-term debt existing in 2013 was converted to equity before the end of our fiscal 2014 year.

Management anticipates operating expenses will materially increase in future periods as our company expands our business operations and incurs increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2014	March 31, 2014
Current Assets	$144,538	$1,203,178
Current Liabilities	168,278	255,715
Working Capital (Deficit)	$(23,740)	$947,463

Current Assets

The decrease in current assets as of December 31, 2014 compared to March 31, 2014 was primarily due to the decrease in cash to $59,271 from $903,850, as a result of the increase in expenses, and the $150,000 cash payment made for the acquisition of the Mansounia mineral interest during the nine months ended December 31, 2014. Other increases in cash expenditures were shipping costs of the Plant to Africa, consulting costs, filing fees, travel, insurance and other administration expenses as there were more activities this year compared to last year.

Current Liabilities

Current liabilities as at December 31, 2014 decreased by $ 87,437 primarily due to the sale of discontinued operations and the timing of payment of invoices as there were legal and supplier invoices that were paid after March 31, 2014.

Cash Flow

Our cash flow was as follows:

Continuing Operations	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net cash used in operating activities	$(238,002)	$(79,040)	$(660,139)	$(197,906)
Net cash provided (used) in investing activities	-	-	(156,518)	-
Net cash provided by financing activities	-	87,552	-	203,109
(Decrease) increase in cash and cash equivalents	$(238,002)	$8,512	$(816,657)	$5,203

Operating activities

The increase in net cash used in operating activities for the three and six months ended December 31, 2014 compared to the same periods in 2013 was primarily as a result of increases in various expenses due to increased corporate activities.

Investing activities

The higher amount of cash used in investing activities in the 2014 periods compared to the 2013 periods was primarily due to the $150,000 cash payment made for the acquisition of the Mansounia mineral interest, partially offset by proceeds received on sale of equipment.

Financing activities

Net cash provided by financing activities for the 2013 periods was from proceeds received from long-term debt.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2014.

Cash Requirements

We believe that the Company’s current cash position will not be sufficient to meet our present and near-term cash needs.  Although as the Company continues to search for both mining and renewable opportunities, we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $59,000 in cash. We are currently in discussions to obtain additional financing in the form of debt, equity or a combination thereof. However, there can be no assurance that we will be successful in obtaining additional financing. We expect to incur significant capital expenditures once we make a decision to develop the Mansounia mineral interest and close our anticipated gold acquisition of Quivira in Ghana.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2014 due to the above-noted material weaknesses.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Date: February 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Abenante
Robert J. Abenante
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2015

By: /s/ Rick Low
Rick Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 16, 2015