Form 10-K
period 2015-03-31
Blox, Inc.
filed 2015-06-29
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2015

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 000-53565

BLOX, INC.

 (Exact name of registrant as specified in its charter)

Nevada

20-8530914

(State or other jurisidiction of

(I.R.S. Employer Identification No.)

incorporation of organization)

Suite 600 – 666 Burrard Street, Vancouver, BC  Canada

V6C 3P6

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 688-3899

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer   ☐

Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No.   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2014 was $2,928,563.

The number of shares outstanding of the registrant’s common stock as of June 29, 2015 was 108,611,814.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

our current lack of working capital;

•

our ability to obtain any necessary financing on acceptable terms;

•

timing and amount of funds needed for capital expenditures;

•

timely receipt of regulatory approvals;

•

our management team’s ability to implement our business plan;

•

effects of government regulation;

•

general economic and financial market conditions;

•

our ability to complete the required feasibility study for permitting of the Mansounia concession in Guinea;

•

our ability to develop our green mining business in Africa; and

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

Item 1.

Business

We are a green mining company, primarily engaged in acquiring mineral assets and applying green methods of extraction such as renewable energy and carbon neutral living areas. We currently operate a 1.14 megawatt (“MW”) biogas renewable energy power plant in Hungary.

Overview

We were incorporated in the State of Nevada on July 21, 2005, under the name “Nava Resources, Inc.” for the purpose of conducting mineral exploration activities. We were authorized to issue 400,000,000 shares of common stock, having a par value of $0.001 per share.  On January 4, 2007, we obtained written consent from our shareholders to amend our Articles of Incorporation to change the par value of our common stock from $0.001 to $0.00001 per share, which change was effected on February 28, 2007.  Effective July 30, 2013, we changed our name from “Nava Resources, Inc.” to “Blox Inc.”.

Following incorporation, we were engaged in the exploration of early-stage mineral properties. However, we were not successful in developing our mineral property interests and thus began to investigate other business opportunities in order to maximize shareholder value. As a result, we entered into the Amalgamation Agreement with Eco Endeavors, which closed on February 27, 2014.

Recent Corporate Developments

On June 23, 2013, we entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with our wholly-owned subsidiary, Ourco Capital Ltd., (“Ourco”), International Eco Endeavors Corp. (“Eco Endeavors”), which was incorporated on April 28, 2011 under the laws of the Province of British Columbia, Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogaz”), pursuant to which Ourco and Eco Endeavors agreed to amalgamate to form “Amalco”, pursuant to the provisions of the Business Corporation Act (British Columbia).  Kenderes Biogaz is a wholly-owned subsidiary of Kenderesh which, in turn, is a wholly-owned subsidiary of Eco Endeavors. Kenderes Biogaz owned and operated a biogas plant located near Budapest, Hungary.

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

New directors and officers of our company and new directors of Amalco received an aggregate of 6,100,000 common shares (or 6% on a non-diluted basis) in connection with the closing of the Amalgamation Agreement.  Pursuant to a consulting agreement dated February 27, 2014 between our company and Robert Abenante, a former director and officer of our company, Mr. Abenante received an additional 9,233,860 common shares and 8,000,000 share purchase warrants, having the same terms as above (or 9.1% on a non-diluted basis).  The consulting agreement was a condition of closing of the Amalgamation Agreement.

Following the closing of the transaction, we acquired all of the common shares of Amalco and Amalco became a wholly-owned subsidiary of our company.

A copy of the Amalgamation Agreement was filed as Exhibit 10.7 to the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on September 17, 2013 and is incorporated herein by reference.  An amendment to the Amalgamation Agreement was subsequently filed on Form 8-K with the SEC on February 24, 2014 and is also incorporated herein by reference.

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

Following the closing of the Amalgamation Agreement, we commenced focusing on the business currently carried on by Amalco, which operated as a renewable energy company that indirectly owns an operating biogas plant in Hungary. It was also engaged in the development of renewable energy projects and intended to expand into the provision of renewable energy services.  Amalco operated a 1.14 MW biogas plant located just outside of Budapest, Hungary. The plant served as a pilot project to demonstrate the potential for similar use of renewable energy in a variety of regions and climates.

Our Kenderes Biogas Plant (the “Plant”) in Hungary was under care and maintenance and we cancelled its power contract during this idle time.  The contract was between MAVIR Zrt. and Kenderes Biogáz Termelo Kft., our subsidiary, for the sale of up to 5,842 megawatt-hours per year from July 2007 to December 2020. The power could be sold at three different rates each day: 37.72 Hungarian Forints per kilowatt-hour (HUF/kWh) at peak hours; 33.76 HUF/kWh at midday hours, and 13.75 HUF/kWh at night hours. The request was submitted on April 26, 2014 and approved on May 23, 2014 for termination on June 1, 2014. During the third fiscal quarter of fiscal 2015, we discontinued and sold our operations at our Plant due to uneconomic conditions brought on by political and economic forces in Hungary.  We moved the Plant to Africa where we expect to provide energy to mining projects. We completed the sale of our wholly-owned Hungarian subsidiary, and shifted our focus to our Mansounia Property in West Africa.

Change of Officers and Directors

Upon closing of the Amalgamation Agreement Robert Abenante was appointed as a director of our company and Robert Ironside and Cedric Wilson were appointed as directors of Amalco.   Ronald Renne resigned from all executive officer positions and Robert Abenante was appointed as Chief Executive Officer and President, Kimberly Gillett was appointed Corporate Secretary and Marco Parente was appointed as Interim Chief Financial Officer.

The following changes in officers and directors have occurred since the closing of the Amalgamation Agreement:

•

Cedric Wilson was appointed as a director of our company effective March 14, 2014.

•

Robert Ironside was appointed a director of our company effective June 10, 2014.

•

Kimberly Gillett resigned as Corporate Secretary effective June 12, 2014.

•

Brigitte McArthur was appointed as Corporate Secretary effective July 17, 2014.

•

Marco Parente resigned as Chief Financial Officer effective June 27, 2014, being replaced by Rick Low on such date.

•

Robert Abenate, Cedric Wilson and Robert Ironside resigned as directors of our company and all subsidiaries, effective May 1, 2015.

•

Robert Abenate resigned as President and Chief Executive Officer and Rick Low resigned as Chief Financial Officer, effective May 1, 2015 and Ronald Renne was appointed as Interim Chief Executive Officer and Interim Chief Financial Officer.

•

Brigitte McArthur resigned as Corporate Secretary effective May 15, 2015.

Description of Property

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Mansounia Property") from the Vendors. We also announced that we had exercised that right and acquired a 78% beneficial interest in the Mansounia Property.

The Mansounia Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of our due diligence, we obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is our intention to obtain an exploitation permit, to allow us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. We have commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Mansounia Property, we paid $107,143to BGL and $42,857to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of our company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, we recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of our shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Mansounia Property, we will issue BGL and EML a second tranche of shares of common stock of our company (the "Second Tranche Shares").  The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of our common stock over a 20 day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

Geological and Technical Consultants

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, excavation of any mineral property we may acquire.  We do not presently have any verbal or written agreement regarding the retention of any such persons.

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

Government Approvals and Recommendations

Mining operations and exploration activities are subject to various national and local laws and regulations in West Africa, which govern prospecting, development, exploitation, production, export, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.   We E intend to secure all necessary permits for

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current l laws and regulations in West Africa could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Guinea’s National Transition Council (CTN) amended its mining code in April 2013, in an effort to improve its investment record. The amendments brought profit taxes down to 30 percent, and cut the tax on bauxite to 0.15 percent of the international market price for aluminum. However, the new version still contains the controversial clause, which grants the government a free 15-percent stake in mining projects, as well as the option of purchasing an additional 20 percent stake. The clause is designed to encourage companies to process raw materials inside the sovereign’s borders, rather than just shipping the ore out. The state’s stake in the projects is said to shrink as the portion of value added inside the country’s borders increases.

Under the new mining code, an industrial exploitation or operating permit will be granted for 15 years. It can be renewed for five-year periods, provided the holder of the title complies with its obligations. Upon non-commencement of work within a year of the issuance of an exploitation permit for industrial operations, the previous monthly fine of GNF5m has been revised to GNF10m, imposed for the first three months, with a monthly increase of 10 percent of the penalty amount thereafter.

Mining convention: The granting of a mining concession and an exploitation permit must be accompanied by the mining convention. The maximum duration of a mining convention is 25 years, renewable for one or several periods of 10 years. Mining conventions are subject to an executive order and will be signed by the Minister of Mines, following the advice of the National Mining Committee and the authorization of the Council of Ministers. Mining conventions will then be submitted for the legal opinion of the Supreme Court and ratified by Parliament.

Costs and Effects of Compliance with Environmental Laws

Although we currently have no costs to comply with environmental laws concerning our mineral property, we will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to a natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.  At this time, we do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our mineral property.  We have not generated sustained income from operations since inception, have incurred losses in developing our business, and further losses are anticipated. Our operations to date were funded entirely from capital raised from our private offerings of securities. We will continue to require additional financing to meet our obligations and the costs of operations and to execute our business strategy.  We incurred a comprehensive loss of $2,488,976 and $841,380 for the years ended March 31, 2015 and 2014, respectively, and have incurred cumulative losses since inception of $7,893,941 and we expect losses to continue in the future.  These factors raise substantial doubt about our company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant and could cause our shareholders to lose their investment in our company.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional funds which we plan to raise through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors.  We may not be able to sell our common stock and funding may not be available for continued operations.

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $191,553 as of March 31, 2015 and we do not have sufficient funds to complete any work on the Mansounia Property. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

Our exploration activities are highly speculative and involve substantial risks.

Our Mansounia Property is in the exploration stage and no proven mineral reserves have been established.  Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner.  There may be limited availability of water, which is essential to milling operations, and interruptions may be caused by adverse weather conditions.  Our future operations, if any, are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls.

We have uninsurable risks.

We may be subject to unforeseen hazards such as unusual or unexpected formations and other conditions.  We may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

We depend on consultants and engineers for our exploration programs.

We have relied on and will continue to rely upon consultants for exploration development, construction and operating expertise.  Substantial expenditures are required to construct mines, to establish ore reserves through drilling, to carry out environmental and social impact assessments, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the exploration infrastructure at any site chosen for exploration.  We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis.

We may not have clear title to our property.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and our title to our properties may be affected by prior unregistered agreements or transfers, or undetected defects.  There is a risk that the Company may not have clear title to its mineral property interests, or they may be subject to challenge or impugned in the future.

Mining exploration, development and operating activities are inherently hazardous.

If we experience mining accidents or other adverse conditions, our mining operations could be materially adversely affected.  Our exploration activities may be interrupted by any or all of the following mining accidents such as cave-ins, rock falls, rock bursts, pit wall failures, fires or flooding.  In addition, exploration activities may be reduced if unfavorable weather conditions, ground conditions or seismic activity are encountered, ore grades are lower than expected, the physical or metallurgical characteristics of the ore are less amenable than expected to mining or treatment, dilution increases or electrical power is interrupted.  Occurrences of this nature and other accidents, adverse conditions or operational problems in future years may result in our failure to achieve current or future exploration and production estimates.

Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on our Mansounia Property or other mineral properties that we may acquire.

In order for us to even commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining and exploitation permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties.  There is a substantial risk that the exploration program that we will conduct on the Mansounia Property may not result in the discovery of any significant mineralization, and therefore no commercially viable mineral deposit.  There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit.  This would likely result in a decrease in the value of our common stock.

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

When operating in foreign countries, such as Canada and Africa, we expect to incur a certain amount of our expenses from our operations in foreign currency and translate these amounts into United States dollars for purposes of reporting operating results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations, as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we anticipate holding foreign currency balances, which will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Since the majority of our shares of common stock are owned by one significant stockholder our other stockholders may not be able to influence control of the Company or decision making by management of the Company.

One significant shareholder beneficially owns approximately 78% of our outstanding common stock. The interests of this stockholder may not be, at all times, the same as that of our other shareholders.  This significant shareholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority shareholders.

Since our sole officer and director has the ability to be employed by or consult for other companies, his other activities could slow down our operations.

Mr. Ronald Renne, our Interim Chief Executive Officer, Interim Chief Financial Officer and a director, may work with other mineral exploration companies. Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that Mr. Renne devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of Mr. Renne.

Because our sole officer and director works for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our sole director and officer may work for other mining and mineral exploration companies.  Due to time demands placed on him and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. His employment with other entities in addition to limiting the amount of time they can dedicate to us as a director or officer, may present a conflict of interest in helping us identify and obtain the rights to mineral properties and as to other business opportunities because he may also be considering the same properties or opportunities for other companies he may work or consult for.

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

There is currently a limited public market for our common stock and we can provide no assurance that the market for our common stock will be sustained.  If a market is sustained, however, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

•

actual or anticipated variations in our results of operations;

•

our ability or inability to generate revenues;

•

increased competition; and

•

conditions and trends in the mining industry.

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

Under U.S. federal securities legislation, our common stock will constitute “penny stock”.  Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential  investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination.  Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.  Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of June 29, 2015, we had 108,611,814 shares of common stock outstanding. Accordingly, we may issue up to an additional 291,388,186 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

•

a four month period has passed from the date of distribution of the security (unless the person is a control person of the issuer in which case the person must hold the security for a period of at least 6 months);

•

the number of securities the person proposed to trade, plus the number of securities of the same class that the person has traded in the prior 12 months does not exceed 5% of the issuer’s outstanding securities of the same class;

•

the person trades the securities through an investment dealer registered in a jurisdiction in Canada;

•

the investment dealer executes the trade through any of the over-the-counter markets in the United States; and

•

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

Item 1B.

Unresolved staff comments

None.

Item 2.

Properties

We do not own any real estate or other property used in the operation of our current business. Our principal executive offices are located at Suite 600 – 666 Burrard Street, Vancouver, British Columbia, Canada V6C 3P6. We pay rent of $3,188 per month, to an unrelated third party to lease our office premises, which cover an area of approximately 268 square feet. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more employees.

We do not have any ownership or lease interests in any property other than our interest in the Mansounia Property described above in Item 1.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”.  On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”.  Prior to July 18, 2008, there was no active market for our common stock, and since that date there have only been limited or sporadic quotations and only a very limited public trading market for our common stock. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2015 and March 31, 2014 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2015	0.25	0.10
December 31, 2014	0.18	0.05
September 30, 2014	0.40	0.122
June 30, 2014	0.40	0.12
March 31, 2014	0.18	0.08
December 31, 2013	0.17	0.07
September 30, 2013	0.25	0.10
June 30, 2013	0.23	0.15

On June 29, 2015, the price of our common stock as reported by the OTCQB was $0.07 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Computershare Trust Company, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia V6C 3B9, Tel: 604-661-9400, Fax: 604-661-9549.

Holders of Common Stock

As of June 29, 2015, we had 108,611,814 shares of our common stock issued and outstanding held by 36 holders of record.

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

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	6,000,000	$0.13	4,000,000
Total	6,000,000	$0.13	4,000,000

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Following the closing of the Amalgamation Agreement, we commenced focusing on the business carried on by Amalco, which operates as a renewable energy company that indirectly owns an operating biogas plant in Hungary. It is also engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.  Amalco owned and operated a 1.14 MW biogas plant located just outside of Budapest, Hungary. The plant served as a pilot project to demonstrate the potential for similar use of renewable energy in a variety of regions and climates.

Due to uneconomic conditions brought on by political and economic forces in Hungary we deemed it necessary and in the best interest of our company to cease operations at our Kenderes Biogas Plant in Hungary, which has been moved to Africa where we will look to provide energy to mining projects.  We completed the sale of our wholly-owned Hungarian subsidiary and any assets that we deemed to be uneconomical to move were sold off.

Plan of Operation

Our plan of operation for the next twelve months is to complete a feasibility study on our Mansounia Property in order to obtain an exploitation permit, which will allow us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension, subject to our obtaining the necessary funding.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2015, we had an accumulated deficient of $7,893,941.  Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2015 and 2014 which are included herein.

Revenue and Cost of Goods Sold

Our Plant in Hungary was under care and maintenance and we cancelled the power contract during this idle time. As a result, there were no revenues for the year ended March 31, 2015. During the third fiscal quarter, we discontinued and ceased our operations at our Plant due to uneconomic conditions brought on by political and economic forces in Hungary.  During the third fiscal quarter, we moved the Plant to Africa, where we expect to provide energy to mining projects. At the end of the third quarter, we completed the sale of our wholly-owned Hungarian subsidiary, and shifted our focus to our business in West Africa. As a result, the results of our Hungarian operations are shown as discontinued operations, which are discussed below.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2015 ($)	Year ended March 31, 2014 ($)
Consulting and professional fees	753,359	87,930
Depreciation	1,783	-
Foreign exchange	146,465	18,186
Interest expense	-	202,499
Office and administration fees	217,089	143,797
Other expense	50,765	313,824
Salaries	-	11,814
Shares issued for services	-	115,423
Stock-based compensation	610,034	85,000

Loss from Continuing Operations	(1,779,495)	(978,473)

Loss from Discontinued Operations	(385,125)	(451,766)

Net Loss for the period	(2,164,620)	(1,430,239)

Total operating expenses from continuing operations increased by $801,022 during the year ended March 31, 2015 from fiscal 2014, from $978,473 in fiscal 2014 to $1,779,495 in fiscal 2015.  The increase in consulting and professional fees is primarily due to higher and additional consulting fees paid for the management of the corporate office. The consulting fee includes amortization of prepaid consulting services that arose when the Company’s stock was issued as compensation for consulting services. The prepaid consulting fees are being amortized over a period of 18 months beginning in April 2014.  As a result of the significant change between the Canadian and US dollars, foreign exchange increased by $128,679 during fiscal 2015.

Stock based compensation in fiscal 2015 was $610,034, compared to $85,000 in fiscal 2014, which amount was offset by the interest expense of $202,499 incurred in fiscal 2014, compared to $Nil in fiscal 2015.

Office and administration expense increased during year ended March 31, 2015 compared to fiscal 2014 due primarily to increase in corporate activities which led to additional costs for filing fees, news releases, accounting, office rent, insurance premiums and travel costs that were mostly incurred in the earlier part of this period.   Other expenses incurred in fiscal 2014 were shipping and set up costs for the Plant in Africa.

Stock based compensation in fiscal 2015 was $610,034, compared to $85,000 in fiscal 2014.  Share-based compensation is a non-cash expense that resulted when we granted 4,500,000 and 500,000 stock options to directors and employees on August 7, 2014 and October 27, 2014, respectively. The 4,500,000 and 500,000 stock options have a fair value of $0.15 and $0.17 each and are being amortized over a period of 18 months from the grant date.

We incurred interest expense of $202,499 in fiscal 2014, compared to $Nil in fiscal 2015 as the long term debt was converted to equity before the end of our fiscal 2014 year.

Management anticipates operating expenses will materially increase in future periods as our company expands our business operations and incurs increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At March 31, 2015 ($)	At March 31, 2014 ($)
Current assets	64,211	1,203,178
Current liabilities	255,764	255,715
Working capital (deficiency)	(191,553)	947,463

Current Assets

The decrease in current assets as of March 31, 2015 as compared to March 31, 2014 was primarily due to an increase in cash in fiscal 2014 to $903,850 as a result of the completion of a private placement financing in February 2014, compared to cash of $20,259 as of March 31, 2015.  Property, plant and equipment decreased to $71,560 in fiscal 2015 from $812,060 in fiscal 2014, as a result of shutting down the Plant in Hungary and we acquired the Mansounia Property in fiscal 2015 for a value of $931,722, compared to $Nil as of March 31, 2014.

Current Liabilities

Current liabilities as at March 31, 2015 remained static at $255,764, compared to $255,715 as of March 31, 2014, which liabilities consisting of accounts payable, royalty payments and loans payable.

Cash Flow

Our cash flow for the year ended March 31, 2015 and, 2014 was as follows:

	Year Ended March 31, 2015 ($)	Year Ended March 31, 2014 ($)
Net cash used in operating activities	(841,336)	(732,665)
Net cash provided (used) in investing activities	(76,989)	7,362
Net cash provided by financing activities	34,734	1,606,868
Net increase (decrease) in cash and cash equivalents	(883,591)	881,565

Operating activities

The increase in net cash used in operating activities from 2014 to 2015 was primarily due to shares issued for services and stock based compensation, which is partially offset by increased depreciation, unrealized foreign exchange and repayment of loans and interest payable in 2014.

Investing activities

The higher amount of cash used in investing activities in 2015 compared to 2014 was primarily due to the acquisition of the Mansounia Property for cash consideration of $150,000.

Financing activities

The increased net cash provided by financing activities for the year ended March 31, 2014 was mainly attributable to sale of common stock and warrants and proceeds from long term debt.

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

Critical Accounting Policies

(i)

Determination of functional currencies

In determining our functional currency, we periodically review our primary and secondary indicators to assess the primary economic environment in which the entity operates in determining our functional currencies.  We analyze the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled.  We also analyze secondary indicators such as the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining our predominant economic environment requires significant judgment.

(ii)

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a comprehensive loss of $2,488,976 and $841,380 for the years ended March 31, 2015 and 2014, respectively, and has incurred cumulative losses since inception of $7,893,941. These factors raise substantial concern about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations.  Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

(iii)

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

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $4,390 in cash.  We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 8.

Financial Statements and Supplementary Data

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2015 and March 31, 2014

(Expressed in U.S. Dollars)

INDEPENDENT AUDITOR'S REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Blox, Inc.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Blox, Inc. which comprise the balance sheets as of March 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ (deficiency) equity and cash flows for the years then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blox, Inc. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

Vancouver, Canada	“Morgan & Company LLP”
June 26, 2015	Chartered Professional Accountants

PO Box 10007, 1488 – 700 West Georgia Street, Vancouver, British Columbia, Canada V7Y 1A1

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075  Email: info@morgancollp.com

Blox, Inc.

Consolidated Statements of Financial Position

(Expressed in U.S. Dollars)

	March 31, 2015	March 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$20,259	$903,850
Accounts receivable	-	63,826
Prepaid expenses	43,952	235,502
Total Current Assets	64,211	1,203,178

Prepaid Expenses (Note 10)	-	115,423
Office Equipment	5,248	-
Property, Plant and Equipment (Note 5)	71,560	812,060
Mineral Property Interest (Note 7)	931,722	-
Total Assets	$1,072,741	$2,130,661

LIABILITIES
Current Liabilities
Accounts payable (Note 12)	$105,890	$128,855
Royalty payments payable (Note 11)	58,100	66,570
Loans payable (Note 12)	91,774	60,290
Total Current Liabilities	255,764	255,715

Total Liabilities	255,764	255,715

STOCKHOLDERS' EQUITY
Common Stock (Note 11) – 400,000,000 authorized – 108,611,814 issued (2014 – 101,572,464)	967	892
Additional Paid-in Capital	5,957,211	5,120,063
Contributed Surplus	2,893,103	2,299,319
Accumulated Other Comprehensive Income (Loss)	15,491	339,847
Deficit	(8,049,795)	(5,885,175)
Total Stockholders' Equity	816,977	1,874,946
Total Liabilities and Stockholders' Equity	$1,072,741	$2,130,661

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

Blox, Inc.

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

	Year Ended
	March 31, 2015	March 31, 2014

Operating Expenses
Consulting and professional fees (Note 12)	$753,359	$87,930
Depreciation	1,783	-
Foreign exchange	146,465	18,186
Interest expense	-	202,499
Office and administration fees (Note 12)	217,089	143,797
Other expense	50,765	313,824
Salaries	-	11,814
Shares issued for services (Note 10)	-	115,423
Stock-based compensation (Note 10)	610,034	85,000
Total Operating Expenses	1,779,495	978,473

Loss from Continuing Operations	(1,779,495)	(978,473)

Loss from Discontinued Operations (Note 17)	(385,125)	(451,766)
Net Loss for the Year	(2,164,620)	(1,430,239)

Unrealized gain on translation of foreign operations	19,142	588,859
Transfer to discontinued operations	(343,498)	-
Other Comprehensive Income (Loss)	(324,356)	588,859
Comprehensive Loss for the Year	$(2,488,976)	$(841,380)
Net loss per common share – continuing operations	(0.02)	(0.03)
Net loss per common share – discontinued operations	(0.00)	(0.01)
Net Loss Per Common Share	$(0.02)	$(0.04)
Weighted Average Number of Shares Outstanding – Basic and diluted
	107,380,414	32,241,079

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in (Deficiency) Equity

(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income (Loss)	Deficit	(Deficiency)

March 31, 2013	15,892,062	$-	$743,776	$-	$(249,012)	$(1,399,511)	$(904,747)
Debt conversion	100,310,000	-	2,129,805	-	-	-	2,129,805
Reverse acquisition	(43,863,458)	600	1,499,400	1,500,000	-	(3,055,425)	(55,425)
Stock issued for cash	20,000,000	200	499,800	500,000	-	-	1,000,000
Stock for services	9,233,860	92	247,282	214,319	-	-	461,693
Stock options issued	-	-	-	85,000	-	-	85,000
Comprehensive income (loss)	-	-	-	-	588,859	(1,430,239)	(841,380)
March 31, 2014	101,572,464	892	5,120,063	2,299,319	339,847	(5,885,175)	1,874,946

Stock issued on exercise of stock options	325,000	7	19,493	(16,250)	-	-	3,250
Stock issued on acquisition of mineral property interest	6,514,350	65	781,657	-	-	-	781,722
Stock issued for services	200,000	3	35,998	-	-	-	36,001
Share based compensation	-	-	-	610,034	-	-	610,034
Comprehensive loss	-	-	-	-	(324,356)	(2,164,620)	(2,488,976)
March 31, 2015	108,611,814	$967	$5,957,211	$2,893,103	$15,491	$(8,049,795)	$816,977

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss from continuing operations	$(1,779,495)	$(978,473)
Non-cash adjustments:
Depreciation	1,783	64,820
Shares issued for services	382,270	115,423
Stock-based compensation	610,034	85,000
Unrealized foreign exchange	19,142	411,184
Changes in non-cash working capital:
Accounts receivable	63,826	25,831
Prepaid expenses	(39,296)	6,391
Accounts payable	(23,365)	(79,537)
Royalty payments payable	(8,470)	17,204
Loans payable	-	(97,064)
Interest payable	-	(130,431)
Cash used in operating activities – continuing operations	(773,571)	(559,652)
Cash used in operating activities – discontinued operations	(67,765)	(173,013
Cash used in operating activities	(841,336)	(732,665)

INVESTING ACTIVITIES
Acquisition of equipment	(6,518)	14,449
Mineral property interest and expenditures	(150,000)	-
Cash acquired on reverse acquisition	-	9,530
Cash used in investing activities – continuing operations	(156,518)	23,979
Cash used in investing activities – discontinued operations	79,529	(16,617)
Cash used in investing activities	(76,989)	7,362

FINANCING ACTIVITIES
Proceeds from long-term debt	-	606,868
Shares issued for cash	3,250	1,000,000
Proceeds from loans	31,484	-
Cash used in financing activities	34,734	1,606,868

(Decrease) Increase in Cash	(883,591)	881,565
Cash and Cash Equivalents, Beginning of Year	903,850	22,285
Cash and Cash Equivalents, End of Year	$20,259	$903,850

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is 600 – 666 Burrard Street, Vancouver, British Columbia, V6C 3P6. The Company is primarily engaged in sourcing, developing, and operating renewable energy projects in Europe and mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which has now been renamed “Blox Energy Inc.” The holders of Eco Endeavors’ common shares received 60,000,000 units of the Company on a pro-rata basis with a deemed value of $0.05 per unit. During the year, the Company discontinued operations in Europe and disposed of Blox Energy Inc.’s subsidiary Kenderesh Endeavors Corp.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

3.

Basis of Presentation (Continued)

(d)

Significant Accounting Judgments and Estimates (continued)

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

ii)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a comprehensive loss of $2,488,976 and $841,380 for the years ended March 31, 2015 and 2014, respectively, and has incurred cumulative losses since inception of $8,049,795. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

iii)

Useful life of equipment

Each significant component of an item of equipment is depreciated over its estimated useful life. Estimated useful lives are determined based on current facts and past experience, and take into consideration the anticipated physical life of the asset, potential technological obsolescence, and regulations.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (continued)

(c)

Financial Instruments (continued)

Financial assets (continued)

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

Years ended March 31, 2015 and 2014

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (continued)

(h)

Income Taxes

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2015.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

4.

Accounting Standards Issued But Not Yet Adopted

In January 2014, the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) guidance was issued relating to service concession arrangements. This guidance states that certain service concession arrangements with public-sector grantors are not within the scope of lease accounting. Operating entities entering into these arrangements should not recognize the related infrastructure as its property, plant and equipment and should apply other accounting guidance. The updated guidance becomes effective for the Company beginning April 1, 2015.

In April 2014, ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The updated guidance becomes effective for the Company beginning April 1, 2015.

The Company has not assessed the impact, if any, of the standards that become effective April 1, 2015.

5.

Property, Plant, and Equipment

	Land	Building	Machinery	Total
Cost
Balance at March 31, 2013	$4,830	$491,526	$801,020	$1,297,376
Acquisition	-	-	-	-
Additions (disposals)	-	15,760	(58,104)	(42,344)
Balance at March 31, 2014	4,830	507,286	742,916	1,255,032
Acquisition	-	-	6,518	6,518
Additions (disposals)	(4,830)	(507,286)	(516,814)	(1,028,930)
Balance at March 31, 2015	-	-	232,620	232,620

Accumulated Depreciation
Balance at March 31, 2013	-	108,836	132,887	241,723
Depreciation for the year	-	162,829	82,932	245,761
Disposals	-		(44,512)	(44,512)
Balance at March 31, 2014	-	271,665	171,307	442,972
Depreciation for the year	-	29,982	73,921	103,903
Disposals	-	(301,647)	(84,168)	(385,815)
Balance at March 31, 2015	-	-	161,060	161,060

Carrying amounts
As at March 31, 2015	$-	$-	$71,560	$71,560

Carrying amounts
As at March 31, 2014	$4,830	$235,621	$571,609	$812,060

Equipment in the amount of $71,560 has not been placed into production and is not currently being amortized

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

6.

Business Combinations

a)

On April 1, 2013, the Company completed the acquisition of Biogaz for cash consideration of $978,712 ($995,030 CAD). The acquisition has been accounted for as an acquisition of a business in accordance.  The following summarizes the recognized amounts of assets acquired and liabilities assumed at the acquisition date:

Cash	$ 978,712
$ 978,712

Purchase Price Allocation:

Cash	$ 2,886
Property, Plant, and Equipment	1,261,678
Accounts payable	(285,852)
Total Consideration	$ 978,712

The Company incurred acquisition-related costs of $438,344, principally relating to external legal fees and due diligence costs.  These amounts have been expensed in the Company’s consolidated statement of comprehensive loss for the year ended March 31, 2013.

b)

On June 19, 2013, the Company entered into an agreement (the “Amalgamation Agreement”), among Ourco Capital Ltd. (“Ourco”), the Company’s wholly-owned subsidiary, International Eco Endeavors Corp., a private British Columbia, Canada corporation (“Eco Endeavors”), and its wholly-owned subsidiaries Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogaz. The Company closed the Amalgamation Agreement and completed the amalgamation of Ourco and Eco Endeavors under the name “Blox Energy Inc,” thereby acquiring all of the issued and outstanding shares of Blox Energy Inc, on February 27, 2015.  Blox Energy Inc, is a private company incorporated pursuant to the Business Corporations Act (British Columbia) and is a renewable energy company that indirectly owns an operating biogas plant in Hungary and is further engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.

Pursuant to the terms of the Amalgamation Agreement, and on the closing date thereof, all of the issued and outstanding common shares of Eco Endeavors was cancelled, and the former shareholders of Eco Endeavors received in exchange 60,000,000 units of the Company on a pro rata basis.  Each unit consists of one common share and one share purchase warrant, each warrant exercisable into an additional common share of the Company at an exercise price of $0.05 per share for a period of five years from the closing date.  Based upon the price of the concurrent financing of $0.05 per unit, the aggregate value of the common shares issued to the former Eco Endeavors shareholders was $3,000,000.Following the closing of the transaction (the “Acquisition”), the Company had 101,572,464 common shares issued and outstanding.  New directors and officers of the Company and new directors of Blox Energy Inc, received 6,100,000 common shares (or 6% on a non-diluted basis) in connection with the closing of the Amalgamation Agreement.  Pursuant to a consulting agreement dated February 27, 2015 between the Company and Robert Abenante, a director and officer of the Company, Mr. Abenante received an additional 9,233,860 common shares and 8,000,000 share purchase warrants (or 9.1% on a non-diluted basis). The entry into the consulting agreement was a condition of closing of the Amalgamation Agreement.

Following the closing of the transaction, the Company directly acquired all of the common shares of Blox Energy Inc. On such date, Blox Energy Inc, became a wholly-owned subsidiary of the Company.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

6.

Business Combinations

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

7.

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

In consideration for the acquisition of the interest in the Property, the Company has paid in cash $100,000 to BGL and $40,000 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $140,000 plus $781,722 being the fair value of the First Tranche Shares as mineral property interest. The fair value of the First Tranche Shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

8.

Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada, Hungary and the United States.  The consolidated provision for income taxes varies from the amount that would be computed from applying the combined statutory income tax rates to the net loss before taxes were approximately as follows:

	2015	2014
Combined statutory rate	34%	34%
Expected income tax recovery	$ (725,000)	$ (349,000)
Non-deductible differences and other	208,000	126,000
Effect of changes in tax rate	-	-
Deferred tax assets not recognized	517,000	223,000
Income tax provision	$ -	$ -

The significant components of the Company’s deferred income tax assets were approximately:

	2015	2014
Property and equipment	$ -	$44,000
Losses available for future periods	910,000	446,000
Tax assets not recognized	(910,000)	(490,000)
Net deferred income tax asset	$ -	$-

The Company has non-capital losses of approximately $2,090,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada $	United States $
2027	-	1,000
2028	-	16,000
2029	-	35,000
2030	-	30,000
2031	-	78,000
2032	265,000	24,000
2033	370,000	53,000
2034	389,000	138,000
2035	123,000	1,424,000
	1,147,000	1,799,000

9.

Long-Term Debt

During the year ended March 31, 2013, the Company issued a convertible financial instrument pursuant to a total borrowing facility of $2,000,000 Canadian dollars at an interest rate of 12% per annum to a single note holder. The convertible financial instrument is due on the 60th day after the Company becomes a public entity or closes a debt, equity or convertible financing. The debenture is convertible at a rate of $0.25 per share if the Company becomes a public entity.  Prior to the closing of the Amalgamation Agreement, the debenture plus accrued and unpaid interest was converted into 100,310,000 common shares of the Company (Note 9) and the note holder became a controlling shareholder of the Company. The debt was secured by the first charge of the Company’s personal property. The Company pays the note holder a royalty of 3% of revenues in exchange for financial support and advisory services (Note 13).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

10.

Common Stock

Issued and fully paid:

Pursuant to the Amalgamation Agreement, the Company cancelled 103,863,458 common shares and issued 60,000,000 units for a total consideration of $3,000,000 on February 27, 2014, each unit consisting of one common share and one share purchase warrant, each warrant exercisable into an additional common share of the Company at an exercise price of $0.05 per share for a period of five years from the closing date.

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

The fair value of the common shares included in the Abenante Stock of $0.05 per common share was based on the price of the non-brokered private placement on February 27, 2014. The fair value of the warrants of $0.05 included in the Abenante Stock was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the current year Abenante Stock is expensed in the statement of operations over the escrow period on a straight-line basis with $312,811 expensed during the year ended March 31, 2015 (2014 - $115,425). The remaining Abenante stock has yet to be released. The remainder includes current prepaid expenses of $33,459 (2014 - $230,846) and long term prepaid expenses of $nil (2014 - $115,423).

Warrants

The Company’s outstanding warrants as at March 31, 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date	Remaining Life (Years)

March 31, 2013	-

Issued on reverse acquisition	60,000,000	$0.05	February 27, 2019	3.9
Issued for cash	20,000,000	$0.05	February 27, 2019	3.9
Issued for services	8,000,000	$0.05	February 27, 2019	3.9

March 31, 2014 and 2015	88,000,000

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

10.

Common Stock (continued)

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

Each stock option has a fair value of $0.05, which was based on the Black-Scholes option pricing model using input assumptions of a risk free interest rate of 1.49%, volatility of 149%, expected dividend yield of zero and expected life of 5 years. The fair value of the stock options is expensed in the statement of operations over the escrow period on a graded basis with $85,000 expensed during the year ended March 31, 2014. On August 9, 2014, the exercise price of 700,000 stock options previously granted to two officers was amended to $0.05 from $0.01 and there was no impact to the fair value as a result of the re-pricing.

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants.  These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.15, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss.

On October 27, 2014, the Company granted 500,000 stock options to consultants.  These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.17, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statements of comprehensive loss.

The share-based compensation for stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Risk-free interest rate	1.51% - 1.60%
Expected stock price volatility	184% - 190%
Expected dividend yield and forfeiture	0.00%
Expected life of options	5 years

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

10.

Common Stock (continued)

Stock Options (continued)

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2013	-	-
Granted	1,700,000	$0.03

March 31, 2014	1,700,000	$0.03
Granted	5,000,000	$0.15
Exercised	(325,000)	$0.01
Forfeited	(375,000)	$0.01
March 31, 2015	6,000,000	$0.13

At March 31, 2015, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.05	27-Feb-19	1,000,000	3.9	750,000
$0.15	07-Aug-19	4,500,000	4.4	2,250,000
$0.15	27-Oct-19	500,000	4.6	125,000
		6,000,000	4.3	3,125,000

11.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

11.

Fair Value of Financial Instruments (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable.

12.

Related Parties and Loans Payable

The Company undertakes transactions with related parties that are generally on the same terms as those accorded to unrelated third parties.  In addition to the shares for services transactions disclosed in the share capital note, the Company completed transactions with Emerald Power Consulting Inc. (“Emerald”), which has a common director and officer with the Company. During the year the Company paid consulting and office and administrative expense to Emerald amounting to $125,750 (2014 - $10,250) and $nil (2014- $76,694), respectively. As at March 31, 2015, $nil (2014-$nil) was payable to Emerald.  The Company also paid another officer in the company $15,143 (2014 – nil) for consulting services and issued 3,700,000 options with a fair value of $447,812 (2014 – $60,000) to related parties.

At March 31, 2015, the Company was indebted to arm’s length parties in the amount of $91,774 (March 31, 2014 - $60,290).  The loans payable are unsecured, non-interest bearing and have no fixed repayment terms.

13.

Royalty Payments

The Company is required to make royalty payments of 3% of revenues to the long-term note holder (Note 9).  In addition, the Company is required to make royalty payments of 10% of earnings before interest, taxes, depreciation, and amortization to an arms-length corporation in exchange for financial and advisory services.  These royalties are calculated on a quarterly basis.  As of March 31, 2015 $58,100 is owed to the note holder (March 31, 2014 - $66,570).

14.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

15.

Supplementary Cash Flow Information

	Year Ended March 31, 2015	Year Ended March 31, 2014

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Shares and warrants issued for prepaid services	$-	$346,270

There were no material non-cash investing and financing transactions for the year ended March 31, 2015.

16.

Geographical Area Information

	Canada	Discontinued Operations (Hungary)	Africa	Total

March 31, 2015:
Current assets	$64,211	-	$-	$64,211
Property, plant and equipment	5,248	-	71,560	76,808
Mineral interest	-	-	931,722	931,722
Total assets	$69,459	$-	1,003,282	$1,072,741

Total liabilities	$255,764	-	-	$255,764

March 31, 2014:
Current and prepaid assets	$1,249,579	69,022	$-	$1,318,601
Property, plant and equipment	512	811,548	-	812,060
Total assets	$1,250,091	$880,570	$-	$2,130,661

Total liabilities	$192,581	$63,134	$-	$255,715

17.

Discontinued Operations

During the third quarter of fiscal 2015, the Company discontinued and sold its operations at its Kenderes Biogas Plant (“the Plant”) in Hungary due to uneconomic conditions brought on by political and economic forces in Hungary.  The Company moved the Plant to Africa where the Company will look to provide energy to mining projects. The Company completed the sale of its wholly-owned Hungarian subsidiary, and shifted its focus to its business in West Africa. The following provides selected financial information of discontinued operations.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

17.

Discontinued Operations (Continued)

	Statements of Financial Position
	March 31, 2015	March 31, 2014

Cash	$-	$27,922
Accounts receivable	-	41,100
Property, plant and equipment	-	811,548
Accounts payable and accrued liabilities	-	(63,134)
Net Assets of Discontinued Operations	$-	$817,436

Statements of Comprehensive Loss
	Year ended
	March 31, 2015	March 31, 2014
Net revenue	$-	$781,286
Operating expenses	(617,284)	(1,233,052)
Impairment loss on equipment	(111,339)	-
Transfer from accumulated other comprehensive income	343,498	-
Net Loss from Discontinued Operations	$(385,125)	$(451,766)

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2015 and 2014

(Expressed in U.S. Dollars)

17.

Discontinued Operations (Continued)

Interim Statements of Cash Flows
Year Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss from discontinued operations	$(385,125)	$(451,766)
Non-cash adjustments:
Amortization	102,668	180,941
Loss on disposal of property, plant and equipment	580,224	14,279
Unrealized foreign exchange on translation of foreign operations	-	112,720
Transfer from accumulated other comprehensive income	(343,498)	-
Changes in non-cash working capital:
Accounts receivable	41,100	(14,908)
Accounts payable	(63,134)	(14,279)
Cash (used in) provided by operating activities - discontinued operations	$(67,765)	$(173,013)

INVESTING ACTIVITIES
Acquisition of equipment	$-	$(16,617)
Proceeds from disposal of equipment	79,529
Cash (used in) provided by investing activities - discontinued operations	$79,529	$(16,617)

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15I, promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our interim chief executive officer, who is our principal executive officer and our principal financial officer, concluded that, as at March 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our interim chief executive officer was a result of the material weaknesses described below.

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

(ii)

significant management changes including the change of our Chief Executive Officer and Chief Financial Officer; and

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Due to our size and nature, segregation of all conflicting duties is not possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2015 due to the above-noted material weaknesses.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal year covered by this annual report, Marco Parente, resigned as our chief financial officer and, subsequent to the year ended March 31, 2015, his replacement, Rick Low, resigned as Chief Financial Officer.  These changes had a material effect on our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Interim Chief Executive Officer, Interim Chief Financial Officer and Director	37	December 5, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ronald Renne – Director

Ronald Renne (37 years old) has been a director of our company since December 5, 2013.  From December 5, 2013 to February 27, 2014, Mr. Renne was also the President, Chief Executive Officer and Chief Financial Officer.  Mr. Renne has over 10 years’ experience in the banking sector and managing information technology resources.  He has worked at HFC bank in London and Royal Bank of Scotland as Branch Manager.  Mr. Renne graduated from the Manchester Metropolitan University in 2000 with a Bachelor of Arts (Hons). He also holds all the required retail banking certificates to allow him to practice banking services in the United States.

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

(d)

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph I(i) above, or to be associated with persons engaged in any such activity;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2015 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We do not presently have a separately constituted compensation committee, nominating committee, or any other committees of our board of directors, other than our Audit Committee. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

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

Audit Committee Financial Expert

Our board of directors has determined that Ronald Renne qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.

Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

•

all individuals serving as our principal executive officer during the year ended March 31, 2015;

•

all individuals service as our principal financial officer during the year ended March 31, 2015;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2015; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2015,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2015, March 31, 2014 and March 31, 2013 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Abenante (1) Former President, CEO and Director	2015 2014 2013	125,750 120,000 Nil	Nil Nil Nil	312,810 115,423 74,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	438,560 235,423 74,000
Rick Low (2) Former CFO	2015 2014 2013	15,143 N/A N/A	Nil N/A N/A	Nil N/A N/A	60,515 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	75,658 N/A N/A
Marco Parente (3) Former CFO	2015 2014 2013	Nil Nil Nil	Nil Nil Nil	Nil Nil 2,000	NIl 10,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 10,000 2,000
Kimberly Gillett (4) Former Corporate Secretary	2015 2014 2013	Nil 48,000 46,042	Nil Nil 1,000	Nil Nil 16,000	Nil 25,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 73,000 63,042
Brigitte McArthur (5) Former Corporate Secretary	2015 2014 2013	38,010 N/A N/A	Nil N/A N/A	Nil N/A N/A	60,515 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	98,525 N/A N/A

(1)

Robert Abenante was appointed as President, CEO and director on February 27, 2014 and resigned as President, CEO and director as of May 1, 2015. The amounts set out in the table above reflects monies paid to his wholly-owned consulting Company Emerald Power Consulting Inc. Mr. Abenante was personally awarded shares and warrants valued at $163,391.

(2)

Rick Low as appointed as CFO on June 27, 2014 and resigned effective May 1, 2015.

(3)

Marco Parente was appointed as interim CFO on February 27, 2014 and resigned effective June 27, 2014. The amounts set out in the table above reflects fees paid by Eco Endeavors, which became our wholly-owned subsidiary following the amalgamation of Eco Endeavors into our pre-existing wholly-owned subsidiary on the closing of the Amalgamation Agreement.

(4)

Kimberly Gillett was appointed as Corporate Secretary on February 27, 2014 and resigned effective June 12, 2014. The amounts set out in the table above reflects fees paid by Eco Endeavors, which became our wholly-owned subsidiary following the amalgamation of Eco Endeavors and Ourco on the closing of the Amalgamation Agreement.

(5)

Brigitte McArthur was appointed as Corporate Secretary on July 17, 2014 and resigned effective May 15, 2015.

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

Consulting Agreements with Robert Abenante

On February 27, 2014, our company entered into a consulting agreement with Robert Abenante, our former President and CEO.  Pursuant to the terms of the agreement, Mr. Abenante agreed to provide certain management services to our company in the position of CEO.  In consideration for such services, our company:

?

issued 9,233,860 common shares and 8,000,000 share purchase warrants to Mr. Abenante on the closing of the Amalgamation Agreement, which number is equal to 10% of our common shares issued and outstanding on the closing of the Amalgamation Agreement on a fully diluted basis (each warrant entitling the holder to acquire an additional common share at the exercise price of US$0.05 per share until February 27, 2019); and

?

agreed to issue additional common shares and other securities that are equal to 10% of the total number of common shares and other securities that are otherwise exercisable or convertible into our common shares that are issued in connection with the proposed acquisition by our company of Quivira Gold Ltd. from the shareholders thereof.

The consulting agreement terminated as of May 1, 2015, when Mr. Abenante resigned as President, CEO and a director.

In addition to the consulting agreement set out above, on February 27, 2014, our company entered into a consulting agreement with Emerald Power Consulting Inc., a British Columbia corporation wholly-owned by Robert Abenante.  Pursuant to the terms of the consulting agreement, Emerald Power agreed to provide certain corporate advisory, corporate finance, strategic planning and related advisory services to our company in consideration for a monthly payment of US$10,000 plus applicable taxes. This agreement terminated as of May 1, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2015:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Abenante (1) Former President, CEO and Director	1,350,000 (2)	N/A	N/A	0.15	Aug. 7, 2019	6,925,395 (3) 6,000,000 (4)	7,500 750	N/A	N/A
Rick Low (5) Former CFO	500,000 (2)	N/A	N/A	0.15	Aug. 7, 2019	N/A	N/A	N/A	N/A
Marco Parente(6) Former CFO	200,000 (7)	N/A	N/A	0.01	Feb. 27, 2019	N/A	N/A	N/A	N/A
Kimberly Gillett(8) Former Corporate Secretary	500,000 (7)	N/A	N/A	0.01	Feb. 27, 2019	N/A	N/A	N/A	N/A
Brigitte McArthur (8) Former Corporate Secretary	500,000 (2)	N/A	N/A	0.15	Aug. 7, 2019	N/A	N/A	N/A	N/A

(1)

Robert Abenante was appointed as President, CEO and director on February 27, 2014 and resigned as President, CEO and director as of May 1, 2015.

(2)

On August 7, 2014, we granted stock options to purchase an aggregate of 4,500,000 common shares at an exercise price of $0.15 per share, expiring on August 7, 2019.  All options vest immediately upon the date of grant.

(3)

9,233,860 common shares are subject to an escrow agreement among our company, the escrow agent and Robert Abenante, whereby 25% of such shares are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter.

(4)

8,000,000 share purchase warrants are subject to an escrow agreement among our company, the escrow agent and Robert Abenante, whereby 25% of such share purchase warrants are eligible to be released upon the closing date of the Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter.

(5)

Rick Low as appointed as CFO on June 27, 2014 and resigned effective May 1, 2015.

(6)

Marco Parente was appointed as interim CFO on February 27, 2014 and resigned effective June 27, 2014.

(7)

On February 27, 2014 we granted stock options to purchase up to an aggregate of 1,700,000 common shares at an exercise price of $0.01 per share, expiring on February 27, 2019.  The common shares underlying these stock options are subject to an escrow agreement among our company, the escrow agent and each of the optionees, whereby 25% of such shares are eligible to be released upon the closing date of the

Amalgamation Agreement and 25% are eligible to be released in subsequent 6 month intervals thereafter.  All options vest immediately upon the date of grant.

(8)

Kimberly Gillett was appointed as Corporate Secretary on February 27, 2014 and resigned effective June 12, 2014.

(9)

Brigitte McArthur was appointed as Corporate Secretary on July 17, 2014 and resigned effective May 15, 2015.

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Renne	Nil	Nil	78,670	Nil	Nil	Nil	78,670

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2015 and 2014.  We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 29, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Common Stock	Ronald Renne Interim Chief Executive Officer, Interim Chief Financial Officer and Director 88 Linton Avenue Borehamwood, Hertfordshire, United Kingdom	(2) 650,000	Direct	0.59%

Common Stock	Robert Abenante Former Chief Executive Officer, President and Director 600 – 666 Burrard Street Vancouver, BC Canada	(3) 22,921,132	Direct	19.08%
Common Stock	Marco Parente Former Chief Financial Officer 600 – 666 Burrard Street Vancouver, BC Canada	(4) 303,268	Direct	0.28%
Common Stock	Rick Low Former Chief Financial Officer 600 – 666 Burrard Street Vancouver, BC Canada	(5) 500,000	Direct	0.46%
Common Stock	Kimberly Gillett” Former Corporate Secretary 600 – 666 Burrard Street Vancouver, BC Canada	(6) 1,326,148	Direct	1.22%
Common Stock	Brigitte McArthur Former Corporate Secretary 600 – 666 Burrard Street Vancouver, BC Canada	(7) 500,000	Direct	0.46%
	Directors and Officers as a group	25,550,548		21.50%
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	(8) 138,275,630	Indirect	77.79%
Common Stock	Pamela Kathleen Pickett 120 Caspian Way Brigadoon, Perth, WA 6069	9,500,000	Direct	8.75%

(1)

Based on 108,611,814 shares of common stock issued and outstanding as of June 29, 2015.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of 650,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019

(3)

Consists of 11,402,496 common shares, 1,350,000 stock options and 10,168,636 share purchase warrants.  Each option is exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019.  Each warrant is exercisable into one common share at the exercise price of $0.05 per share for a period of five years from the closing of the Amalgamation Agreement.

(4)

Consists of 51,634 common shares, 200,000 stock options and 51,634 share purchase warrants. Each option is exercisable into one common share at a price of $0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby 25% may be released on the closing of the Amalgamation Agreement and 25% may be released in subsequent six month periods. Each warrant is exercisable into one common share at a price of $0.05 per share for a period of five years from the closing of the Amalgamation Agreement.

(5)

Consists of 500,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share,  expiring on August 7, 2019.

(6)

Consists of 413,074 common shares, 500,000 stock options and 413,074 share purchase warrants. Each option is exercisable into one common share at a price of $0.01 per share for a period of five years from the closing of the Amalgamation Agreement. The common shares underlying the stock options are subject to an escrow agreement whereby 25% may be released on the closing of the Amalgamation Agreement and 25%

may be released in subsequent six month periods. Each warrant is exercisable into one common share at a price of $0.05 per share for a period of five years from the closing of the Amalgamation Agreement.

(7)

Consists of 500,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019.

(8)

Consists of 69,137,815 common shares and 69,137,815 share purchase warrants, each warrant being exercisable into one common share at a price of $0.05 per share for a period of five years from the closing of the Amalgamation Agreement. Of the securities indirectly held, 52,930,214 common shares and 52,930,214 share purchase warrants are indirectly held through Waratah Investments Limited, a Ghana corporation, and 16,207,601 common shares and 16,207,601 share purchase warrants are indirectly held through Waratah Capital Ltd., a British Columbia corporation. Mr. Taylor controls both private companies.

Item 13.

Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2014, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at March 31, 2015, and in which any of the following persons had or will have a direct or indirect material interest:

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

On February 27, 2014, our company entered into a consulting agreement with Emerald Power Consulting Inc., a British Columbia corporation wholly-owned by Robert Abenante, a former director and officer of our company.  Pursuant to the terms of the consulting agreement, Emerald Power agreed to provide certain corporate advisory, corporate finance, strategic planning and related advisory services to our company in consideration for a monthly payment of US$10,000 plus applicable taxes. This agreement terminated as of May 1, 2015 when Mr. Abenante resigned as President, CEO and a director.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

Our board currently consists of one director, being Ronald Renne.  Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not currently have any independent directors.

Item 14.

Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2014 and 2013 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2015	March 31, 2014
Audit Fees	$ 20,600	$ 12,500
Audit Related Fees	Nil	2,000
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$ 20,600	$ 14,500

All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Morgan and Company LLP, and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

Audit Committee Disclosure

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee.

Audit Committee

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It currently consists of one director, being Ronald Renne and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Ronald Renne serves as chairman of this committee and has been determined by our Board to be an “audit committee financial expert” as defined under the rules of the SEC.

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

Directorships

None of our directors are directors of other reporting issuers or equivalent.

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

Nomination of Directors

We consider our size each year when we consider the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out our board’s duties effectively and to maintain a diversity of view and experience.

We do not have a nominating committee, and these functions are currently performed by our board as a whole.

Compensation

Our board is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees other than our Audit Committee.

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 29, 2015, our share capital  was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	108,611,814

Stock Option Plan

As at June 29, 2015, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
1,000,000	$0.01	February 27, 2019
4,500,000	$0.15	August 7, 2019
500,000	$0.15	October 27, 2019

Warrants

As at June 25, 2015, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
88,000,000	US $0.05	February 27, 2019

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)
10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.12	Jon Davis Royalty Agreement (4)
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

(1)

Incorporated by reference to the registration statement on Form S-1, as filed with the SEC on May 1, 2008.

(2)

Incorporated by reference to the annual report on Form 10-K, as filed with the SEC on September 17, 2013.

(3)

Incorporated by reference to the current report on Form 8-K, as filed with the SEC on February 24, 2014.

(4)

Incorporated by reference to the current report on Form 8-K, as filed with the SEC on March 5, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX, INC.

By:	/s/ Ronald Renne
Name:	Ronald Renne
Title:	Interim Chief Executive Officer and Interim Chief Financial Officer
Date:	June 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald Renne
Name:	Ronald Renne
Title:	Interim Chief Executive Officer and Interim Chief Financial Officer
Date:	June 29, 2015