Form 10-Q
period 2015-06-30
Blox, Inc.
filed 2015-08-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2015

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number: 333-150582

BLOX, INC.

 (Exact name of registrant as specified in its charter)

Nevada

20-8530914

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation of organization)

Suite 600 – 666 Burrard Street, Vancouver, BC  Canada

V6C 3P6

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 688-3899

(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of August 14, 2015.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2015

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4. Controls and Procedures

17

PART II - OTHER INFORMATION

17

Item 1. Legal Proceedings

17

Item 1A. Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Submission of Matters to a Vote of Securities Holders

18

Item 5. Other Information

18

Item 6. Exhibits

18

SIGNATURES

19

PART I

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

*

our current lack of working capital;

*

our ability to obtain any necessary financing on acceptable terms;

*

timing and amount of funds needed for capital expenditures;

*

timely receipt of regulatory approvals;

*

our management team’s ability to implement our business plan;

*

effects of government regulation;

*

general economic and financial market conditions;

*

our ability to complete the required feasibility study for permitting of the Mansounia concession in Guinea;

*

our ability to develop our green mining business in Africa; and

*

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim financial statements of Blox, Inc. are included in this quarterly report on Form 10-Q.

Blox, Inc.

Condensed Interim Consolidated Statements of Financial Position

(Unaudited – Expressed in U.S. Dollars)

	June 30, 2015	March 31, 2015 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,429	$20,259
Prepaid expenses	18,049	43,952
Total Current Assets	19,478	64,211

Equipment (Note 5)	76,414	76,808
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,027,614	$1,072,741

LIABILITIES
Current Liabilities
Accounts payable	$123,562	$105,890
Royalty payments payable (Note 7)	58,100	58,100
Loans payable (Note 8)	129,978	91,774
Total Liabilities	311,640	255,764

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2014 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	2,948,868	2,893,103
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(8,206,563)	(8,049,795)
Total Stockholders' Equity	715,974	816,977
Total Liabilities and Stockholders' Equity	$1,027,614	$1,072,741

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2015	June 30, 2014

Operating Expenses
Administration and office	$23,573	$28,359
Consulting and professional fees (Note 10)	65,917	176,278
Cost of goods sold	-	72,340
Depreciation (Note 5)	394	56,845
Foreign exchange	10,550	2,624
Interest expenses	569	-
Other expenses	-	27,552
Share-based compensation (Note 9b)	55,766	-
Total Operating Expenses	156,769	363,998

Net Loss for the period	(156,769)	(363,998)

Unrealized loss on translation of foreign operations	-	(14,984)
Comprehensive Loss for the period	$(156,769)	$(378,982)
Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted
	107,980,919	101,572,464

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(156,769)	$(363,998)
Non-cash adjustments:
Depreciation	394	56,845
Share based compensation (Note 9b)	55,766	-
Shares issued for services	21,410	-
Unrealized foreign exchange on translation of foreign operations	-	(14,072)
Changes in non-cash working capital:
Accounts receivable	-	(3,009)
Prepaid expenses	4,493	122,471
Accounts payable	17,672	(18,505)
	(57,034)	(220,268)

INVESTING ACTIVITIES
Proceeds from disposal of equipment	-	79,529
	-	79,529

FINANCING ACTIVITIES
Proceeds from loan payable (Note 8)	38,204	-

Decrease in Cash and Cash Equivalents	(18,830)	(140,739)

Cash and Cash Equivalents, Beginning of Period	20,259	903,850

Cash and Cash Equivalents, End of Period	$1,429	$763,111

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

1.   Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is 600 – 666 Burrard Street, Vancouver, British Columbia, V6C 3P6, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

2.   Basis of Presentation

(a)  Statement of Compliance

These condensed interim consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)  Basis of Presentation

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis except for financial instruments that have been measured at fair value.  These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information.  In the opinion of management, all adjustments (including normal recurring ones), considered necessary for fair value have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2016, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2015, including the accounting policies and notes thereto.

(c) Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $156,769 for the three months ended June 30, 2015, and has incurred cumulative losses since inception of $8,206,563. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

3.   Accounting Pronouncements

The Company has implemented all applicable new accounting pronouncements that are in effect. Those pronouncements did not have any material impact on these financial statements.

There are no new accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on the condensed interim consolidated financial statements.

4.  Fair Value of Financial Instruments

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2015
Cash and cash equivalents	$ 1,429	$ -	$ -	$ 1,429

	Level 1	Level 2	Level 3	Total June 30, 2015
Cash and cash equivalents	$ 20,259	$ -	$ -	$ 20,259

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

5.   Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2015	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at June 30, 2015	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2015	3,512	161,060	164,572
Depreciation for the period	394	-	394
Balance at June 30, 2015	3,906	161,060	164,966

Carrying amounts
As at June 30, 2015	$4,854	$71,560	$76,414

Carrying amounts
As at March 31, 2015	$5,248	$71,560	$76,808

Machinery in the amount of $71,560 has not been placed into production and is not currently being amortized.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

6.

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

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, the Company obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company's intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5 year extension. The Company has commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Property, the Company has paid in cash $107,143 to BGL and $42,857 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $150,000 plus $781,722 being the fair value of the First Tranche Shares as mineral property interest. The fair value of the First Tranche Shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued will be calculated by dividing $1,150,000 by the volume weighted average share price of the Company's common stock over a 20 day period preceding the issuance date. The Second Tranche Shares will be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

Mansounia Property, West Africa
Acquisition of mineral property interest
March 31, 2014	$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

June 30, 2015 and March 31, 2015	$931,722

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

7.   Royalty Payments Payable

The Company is required to make royalty payments of 3% of revenues from a former business operation to a controlling shareholder of the Company in exchange for financial and advisory services. As of June 30, 2015, $58,100 is owed to the shareholder (March 31, 2015 - $58,100).

8.

Loans Payable

At June 30, 2015, the Company was indebted to a controlling shareholder in the amount of $129,978 (March 31, 2015 - $91,774). The loans are unsecured, non-interest bearing, and have no fixed repayment terms.

9.

Share Capital

(a) Warrants

The Company had 88,000,000 outstanding warrants as at June 30, 2015 and March 31, 2015 exercisable at $0.05 until February 27, 2019 (3.7 years).

(b) Stock Options

(1)

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants.  These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.15, which was based on the Black-Scholes option pricing model. The fair value of the stock options is expensed in the statement of comprehensive loss. The fair value of the stock options expensed during the three months ended June 30, 2015 was $47,906.

(2)

On October 27, 2014, the Company granted 500,000 stock options to consultants.  These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. Each stock option had a fair value of $0.17, which was based on the Black-Scholes option pricing model. The fair value of the stock options expensed in the statement of comprehensive loss during the three month ended June 30, 2015 was $7,860.

The share-based compensation for stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumptions
Risk-free interest rate	1.51% - 1.60%
Expected stock price volatility	184% - 190%
Expected dividend yield and forfeiture rate	0.00%
Expected life of options	5 years

There were no changes in outstanding stock options during the three month periods end June 30, 2015 and 2014.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

9.

Share Capital (Continued)

(b)

Stock Options (Continued)

As at June 30, 2015, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.05	27-Feb-19	1,000,000	3.7	750,000
$0.15	07-Aug-19	4,500,000	4.1	2,250,000
$0.15	27-Oct-19	500,000	4.3	250,000
		6,000,000	4.0	3,250,000

10.   Related Party Transactions

The Company’s related parties include its subsidiaries, associates over which it exercise significant influence, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during three months ended June 30, 2015:

	Three months ended June 30,
	2015	2014

Professional fees	$5,261	$11,628
Consulting fees (i)	30,710	31,500

(i)

Fees were paid to a company managed by a former director of the Company.

11.   Commitments

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

11.

Commitments (Continued)

(b)

On November 1, 2013, the Company entered into an agreement to lease office premises for $3,188 per month until October 31, 2015.

12.   Geographical Area Information

	Canada	Africa	Total
June 30, 2015:
Current assets	$19,478	$-	$19,478
Equipment	4,854	71,560	76,414
Mineral property interest	-	931,722	931,722
Total assets	$24,332	$1,003,282	$1,027,614

Total liabilities	$311,640	-	$311,640

March 31, 2015:
Current assets	$64,211	$-	$64,211
Equipment	5,248	71,560	76,808
Mineral property interest	-	931,722	931,722
Total assets	$69,459	$1,003,282	$1,072,741

Total liabilities	$255,764	$-	$255,764

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

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Mansounia Property") from the Vendors. We also announced that we had exercised that right and has acquired a 78% beneficial interest in the Mansounia Property.

The Mansounia Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of our due diligence, we obtained a legal opinion which confirmed that the license remains in good standing. It is our intention to obtain an exploitation permit, which would give us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. We have commenced work on the feasibility study required for obtaining this permit.

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

Within 14 days of commercial gold production being publicly declared from ore mined from the Mansounia Property, we will issue BGL and EML a second tranche of shares of our common stock (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of our common stock over a 20 day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $156,769 for the three months ended June 30, 2015, and has incurred cumulative losses since inception of $8,206,563. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended June 30, 2015 and 2014, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended June 30
	2015	2014
Operating Expenses	$ 394	$ 129,185
Consulting and professional fees	65,917	176,278
Foreign exchange	10,550	2,624
Interest expense	569	-
Administration and office	23,573	28,359
Share-based compensation	55,766	-
Other expenses	-	27,552

Net Loss	156,769	363,998

The Company incurred a net loss of $156,569 ($0.00 loss per share) for the period ended June 30, 2015 compared to a loss of $363,998 ($0.00 loss per share) in the same period in 2014. The Company had a low level of activities during this quarter.

Total consulting and professional fee incurred $65,917 in the first quarter ended June 30, 2015, compared to $176,278 in the first quarter in 2014. The substantial decrease in consulting fee is primarily due to the lower expenses paid for the management of the Company. The consulting fee includes amortization of prepaid consulting services that arose when our stock was issued as compensation for consulting services. The prepaid consulting fees are being amortized over a period of 18 months beginning in April 2014.

Total office and administration expense incurred $23,573 during the three months ended June 30, 2015, compared to $28,359 in the same period in 2014 due primarily to a lower level of corporate activities during this quarter.

Stock based compensation in this quarter records $55,766, compared to $nil in fiscal 2014. Share-based compensation is a non-cash expense that resulted when we granted stock options in 2014. The stock options are being amortized over a period of 18 months from the grant date.

Management anticipates operating expenses will materially increase in future periods as the Company focuses on green mineral development and incurs increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2015	March 31, 2015
Current Assets	19,478	$ 64,211
Current Liabilities	311,640	255,764
Working Capital (Deficit)	(292,162)	(191,353)

Current Assets

The decrease in current assets as of June 30, 2015 compared to March 31, 2015 was primarily due to the decrease in cash to $1,429 from $20,259, as a result of the increase in expenses.

Current Liabilities

Current liabilities as at June 30, 2015 increased by $55,876 primarily due to accrued loan payable, consulting fee and the timing of payment of invoices as there were legal and supplier invoices that were paid after June 30, 2015.

Cash Flow

Our cash flow was as follows:

	Three Months Ended June 30
	2015	2014
Net cash used in operating activities	(57,034)	(220,268)
Net cash provided (used) in investing activities	-	79,529
Net cash provided by financing activities	38,204	-
Decrease in cash and cash equivalents	(18,830)	(140,739)

Operating activities

The decrease in net cash used in operating activities for the three months ended June 30, 2015, compared to the same period in 2014 was primarily as a result of decreases in various expenses due to decreased corporate activities.

Investing activities

There is no cash used in investing activities for the three month ended June 30, 2015.

Financing activities

The increased net cash provided by financing activities for three months ended June 30, 2015, compared to the same period in 2014 was mainly attributable to the proceeds from a long term debt.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2015.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $1,429 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended June 30, 2015.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosure

Not applicable.

Item 5.

Other Information

None

Item 6. Exhibits

Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 **

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	August 14, 2015

19