Form 10-Q
period 2015-09-30
Blox, Inc.
filed 2015-11-13
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2015

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number: 333-150582

BLOX, INC.

 (Exact name of registrant as specified in its charter)

Nevada

20-8530914

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation of organization)

Suite 1500, 701 West Georgia Street, Vancouver, BC  Canada

V7Y 1C6

(Address of principal executive offices)

(ZIP Code)

Registrant’s telephone number, including area code:

(604) 696-4236

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of November 13, 2015.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2015

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4. Controls and Procedures

17

PART II - OTHER INFORMATION

17

Item 1. Legal Proceedings

17

Item 1A. Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Defaults Upon Senior Securities

17

Item 4. Submission of Matters to a Vote of Securities Holders

17

Item 5. Other Information

17

Item 6. Exhibits

17

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

Blox, Inc.

Condensed Interim Consolidated Statements of Financial Position

(Unaudited – Expressed in U.S. Dollars)

	September 30, 2015 (unaudited)	March 31, 2015 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$23,767	$20,259
Prepaid expenses	5,183	43,952
Total Current Assets	28,950	64,211

Equipment (Note 5)	76,021	76,808
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,036,693	$1,072,741

LIABILITIES
Current Liabilities
Accounts payable	$131,797	$105,890
Royalty payments payable (Note 7)	58,100	58,100
Loans payable (Notes 8 & 10)	226,248	91,774
Total Liabilities	416,145	255,764

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2015 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,491,015	2,893,103
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(8,844,136)	(8,049,795)
Total Stockholders' Equity	620,548	816,977
Total Liabilities and Stockholders' Equity	$1,036,693	$1,072,741

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Operating Expenses
Administration and office	$14,327	$111,298	$37,900	$139,657
Consulting and professional fees (Note 10)	82,033	265,407	147,950	441,685
Cost of goods sold	-	18,274	-	118,166
Depreciation (Note 5)	393	47,284	787	104,129
Exploration expenses	3,568	-	3,568	-
Foreign exchange	(5,744)	10,426	4,804	13,050
Interest expenses	850	-	1,419	-
Loss on sale of equipment	-	64,210	-	64,210
Share-based compensation (Note 9b)	542,146	271,875	597,913	271,875
Total Operating Expenses	637,573	788,774	794,341	1,152,772

Net Loss for the period	(637,573)	(788,774)	(794,341)	(1,152,772)

Unrealized loss on translation of foreign operations	-	(57,365)	-	(72,349)
Comprehensive Loss for the period	$(637,573)	$(846,139)	$(794,341)	$(1,225,121)
Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	103,436,047	108,611,814	104,091,321

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2015	September 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(794,341)	$(1,152,772)
Non-cash adjustments:
Depreciation (Note 5)	787	104,129
Share-based compensation (Note 9b)	597,913	271,875
Unrealized foreign exchange on translation of foreign operations	-	(56,923)
Loss on sale of equipment	-	64,210
Shares issued for services	35,859	-
Changes in non-cash working capital:
Accounts receivable	-	2,726
Prepaid expenses	2,910	205,179
Accounts payable	25,906	33,789
	(130,966)	(527,787)

INVESTING ACTIVITIES
Acquisition of equipment	-	(6,518)
Mineral property interest (Note 6)	-	(150,000)
Proceeds from disposal of equipment	-	79,529
	-	76,989
FINANCING ACTIVITIES
Proceeds from loan payable (Note 8)	134,474	-

Increase (Decrease) in Cash and Cash Equivalents	3,508	(604,776)

Cash and Cash Equivalents, Beginning of Period	20,259	903,850

Cash and Cash Equivalents, End of Period	$23,767	$299,074

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #1500, 701 West Georgia Street, Vancouver, British Columbia, V7Y 1C6, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

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

(c)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $637,573 and $794,342 for the three and six months ended September 30, 2015, and has incurred cumulative losses since inception of $8,844,136. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

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

Six Months Ended September 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2015
Cash and cash equivalents	$ 23,767	$ -	$ -	$ 23,767

	Level 1	Level 2	Level 3	Total March 31, 2015
Cash and cash equivalents	$ 20,259	$ -	$ -	$ 20,259

5.

Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2015	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at September 30, 2015	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2015	3,512	161,060	164,572
Depreciation for the period	787	-	787
Balance at September 30, 2015	4,299	161,060	165,359

Carrying amounts
As at September 30, 2015	$4,461	$71,560	$76,021

Carrying amounts
As at March 31, 2015	$5,248	$71,560	$76,808

Machinery in the amount of $71,560 has not been placed into production and is not currently being amortized.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2015 and 2014

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

Mansounia Property, West Africa
Acquisition of mineral property interest
March 31, 2014	$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

September 30, 2015 and March 31, 2015	$931,722

7.

Royalty Payments Payable

The Company is required to make royalty payments of 3% of revenues from a former business operation to Waratah Investments Limited (“Waratah”), a controlling shareholder of the Company, in exchange for financial and advisory services. As of September 30, 2015, $58,100 is owed to the shareholder (March 31, 2015 - $58,100).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

8.

Loans Payable

At September 30, 2015, the Company was indebted to a controlling shareholder in the amount of $226,248 (March 31, 2015 - $91,774). The loans are unsecured, non-interest bearing, and have no fixed repayment terms. (Note 10)

9.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at September 30, 2015 and March 31, 2015 exercisable at $0.05 until February 27, 2019 (3.4 years).

(b)

Stock Options

(1)

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants.  These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.49 - 1.60%, volatility of 149-203%, annual rate of dividend of 0% and expected life of options of 5 years. During this quarter, 3,850,000 options were cancelled 3 months after the optionees ceased to be directors and officers.

(2)

On October 27, 2014, the Company granted 500,000 stock options to consultants.  These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.51 – 1.60%, volatility of 184-190%, annual rate of dividend of 0% and expected life of options of 5 years. During this quarter, 500,000 options were cancelled 3 months after the optionees ceased to be directors and officers.

(3)

On July 21, 2015, the Company granted 4,000,000 stock options to a director and Chairman of the Company. These stock options have an exercise price of $0.01 and expire on July 21, 2020 and vested immediately. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.69%, volatility of 206%, annual rate of dividend of 0% and expected life of options of 5 years. The fair value of the stock options expensed in the statement of comprehensive loss during the three and six months ended September 30, 2015 was $593,263.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

9.

Share Capital (continued)

(c)

Stock Options (continued)

The following table summarizes historical information about the Company’s incentive stock options:

	Six Months Ended September 30, 2015		Year Ended March 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	6,000,000	$ 0.13	1,700,000	$ 0.03
Granted	4,000,000	0.01	5,000,000	0.15
Exercised	-	-	(325,000)	0.01
Forfeited/cancelled	(5,350,000)	0.13	(375,000)	0.01
Outstanding – end of period	4,650,000	$ 0.03	6,000,000	$ 0.13

As at September 30, 2015, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.15	07-Aug-19	650,000	3.9	487,500
$0.01	21-Jul-20	4,000,000	4.8	4,000,000
		4,650,000	4.7	4,487,500

10.

Related Party Transactions

The Company’s related parties include its subsidiaries, associates over which it exercise significant influence, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and six months ended September 30, 2015:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Consulting fees – Directors	$ 11,108	$ -	$ 11,108	$ -
Professional fees – Corporate Secretary (i)	12,393	10,102	12,393	10,102
Professional fees – CFO (ii)	2,000	4,592	2,000	4,592
Stock options – Directors and Officers (Note 9b)	593,263	253,750	593,263	253,750

As at September 30, 2015, the Company had amounts payable of $17,607 (March 31, 2015 - $Nil) to two officers. As at September 30, 2015, the Company was indebted to a controlling shareholder in the amount of $226,248 (March 31, 2015 – $91,774). This loan payable are unsecured, non-interest bearing and have no fixed repayment term. (Note 8)

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

11.

Commitments

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

(b)

On November 1, 2013, the Company entered into an agreement to lease office premises for $3,188 per month until October 31, 2015.  The Company entered into a new twelve month lease effective November 1, 2015 to rent premises for $1,309 per month.

12.

Geographical Area Information

	Canada	Africa	Total
September 30, 2015:
Current assets	$28,950	$-	$28,950
Equipment	4,461	71,560	76,021
Mineral property interest	-	931,722	931,722
Total assets	$33,411	$1,003,282	$1,036,693

Total liabilities	$416,145	-	$416,145

March 31, 2015:
Current assets	$64,211	$-	$64,211
Equipment	5,248	71,560	76,808
Mineral property interest	-	931,722	931,722
Total assets	$69,459	$1,003,282	$1,072,741

Total liabilities	$255,764	$-	$255,764

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

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Mansounia Property") from the Vendors. We also announced that we had exercised that right and had acquired a 78% beneficial interest in the Mansounia Property.

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

In consideration for the acquisition of the interest in the Mansounia Property, we paid $107,143 to BGL and $42,857 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of our company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, we recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of our shares on the OTCQB on July 24, 2014.

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

On August 20th, 2015, we announced that the directors conducted their first visit to Ghana between the 5th and the 15th August, 2015.  Upon arrival, the directors, which included Mr. Ronald Renne, Chairman, Mr. Robert Spiers, CEO, and Mr. Trevor Pickett, COO, visited the Birim Region where the three Ghanaian concessions are located.

Ghana – Pramkese, Osenase and Asamankese

The objective was to carry out a geological reconnaissance over the areas to identify potentially favourable lithologies.  The directors inspected the existing field programs in Ghana and oversaw the planning and implementation of programs for the near future.

Guinea – Mansounia

In addition, the Company is currently compiling available data from its Mansounia concession in Kankan, Guinea, with a view to progressing an economic re-assessment of the project.  This is expected to facilitate the renewal extension process.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $637,573 and $794,342 for the three and six months ended September 30, 2015, and have incurred cumulative losses since inception of $8,844,136. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Six Months Ended September 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended September 30, 2015 and 2014, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Six Month Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating expenses
Cost of goods sold	$ -	$ 18,274	$ -	$ 118,166
Depreciation	393	47,284	787	104,129
Consulting and professional fees	82,033	265,407	147,950	441,685
Foreign exchange	(5,744)	10,426	4,804	13,050
Interest expense	850	-	1,419	-
Administration and office	14,327	111,298	37,900	139,657
Share-based compensation	542,146	271,875	597,913	271,875
Exploration expenses	3,568	-	3,568	-
Loss on sale equipment	-	64,210	-	64,210

Net Loss	$ 637,573	$ 788,774	$ 794,341	$ 1,152,772

We incurred a net loss of $637,573 and $794,341 ($0.01 loss per share) for the three and six month ended September 30, 2015, compared to $788,774 and 1,152,772($0.01 loss per share), in the same periods in 2014. We maintain lower level of activities as we are currently relying shareholder loans to finance our operations.

Total consulting and professional fee incurred were $82,033 and $147,950 for the three and six month ended September 30, 2015, compared to $265,407 and $441,685, respectively, for the same periods in 2014. The substantial decrease in consulting fee is primarily due to the lower corporate activities compared to the same period in 2014. The consulting fee includes amortization of prepaid consulting services that arose when our stock was issued as compensation for a former director’s consulting services. The prepaid consulting fees are being amortized over a period of 18 months beginning in April 2014.

Total office and administration expense incurred were $14,327 and $37,900 during the three and six months ended September 30, 2015, compared to $111,298 and $139,657 for the same periods in 2014. We have implemented a cost reduction policy due to our limited funding. The expenses on filing, rent, administration, accounting, meal and travel have been minimized as much as possible.

Stock based compensation expensed was $542,146 and $597,913 for the three and six months ended September 30, 2015, compared to $271,875 for the six months ended September 30, 2014. During period ended September 30, 2015, we granted a stock option to one director and options granted to previous directors and officers were forfeited during the three months ended September 30, 2015.   The stock options granted in 2014 are being amortized over a period of 18 months from the grant date.

The exploration costs expensed of $3,568 during the six months ended September 30, 2015 were for analyzing the samples of the drilling result from Mansounia Concession.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2015	March 31, 2015
Current Assets	$ 28,950	$ 64,211
Current Liabilities	416,145	255,764
Working Capital (Deficit)	$ (387,195)	$ (191,553)

Current Assets

The decrease in current assets as of September 30, 2015 compared to March 31, 2015 was primarily due to the decrease in prepaid expenses to $5,183 from $43,952, as a result of the amortization of prepaid consulting fee.

Current Liabilities

Current liabilities as at September 30, 2015 increased by $160,381, of which $134,473 is due to an accrued loan payable. The balance of the liabilities increased primarily due to the timing of payment of invoices in fiscal 2015 that were paid after the end of the period.

Cash Flow

Our cash flow was as follows:

	Six Months Ended September 30
	2015	2014
Net cash used in operating activities	$ (130,966)	$ (527,787)
Net cash used in investing activities	-	(76,989)
Net cash provided by financing activities	134,474	-
Increase (decrease) in cash and cash equivalents	$ 3,508	$ (604,776)

Operating activities

The decrease in net cash used in operating activities for the three and six months ended September 30, 2015, compared to the same period in 2014 was primarily as a result of substantial decreases in consulting and professional fee in fiscal 2015.

Investing activities

There is no cash used in investing activities for the six months ended September 30, 2015.

Financing activities

The increased net cash provided by financing activities for the three months ended September 30, 2015, compared to the same period in 2014 was mainly attributable to the proceeds from a loan provided by a shareholder.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2015.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $23,767 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We did not issue any securities during the quarter ended September 30, 2015.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	November 13, 2015

19