Form 10-Q
period 2015-12-31
Blox, Inc.
filed 2016-02-16
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2015

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of February 15, 2016.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2015

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

Blox, Inc.

Condensed Interim Consolidated Statements of Financial Position

(Unaudited – Expressed in U.S. Dollars)

	December 31, 2015 (unaudited)	March 31, 2015 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,908	$20,259
Prepaid expenses	6,231	43,952
Total Current Assets	34,139	64,211

Equipment (Note 5)	75,627	76,808
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,041,488	$1,072,741

LIABILITIES
Current Liabilities
Accounts payable	$140,944	$105,890
Royalty payments payable (Note 7 & 10)	58,100	58,100
Loans payable (Notes 8 & 10)	265,020	91,774
Total Liabilities	464,064	255,764

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2015 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,496,128	2,893,103
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(8,892,373)	(8,049,795)
Total Stockholders' Equity	577,424	816,977
Total Liabilities and Stockholders' Equity	$1,041,488	$1,072,741

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Operating Expenses
Administration and office	$6,444	$37,310	$44,344	$175,732
Consulting and professional fees (Note 10)	35,807	169,760	183,757	611,445
Depreciation (Note 5)	394	-	1,181	1,235
Exploration expenses	3,438	-	7,006	-
Foreign exchange	(3,490)	3,255	1,314	16,305
Interest expenses	533	-	1,952	-
Other expense	-	66,100	-	66,100
Share-based compensation (Note 9b)	5,111	188,924	603,024	460,799
Total Operating Expenses	48,237	465,349	842,578	1,331,616
Loss from discontinuing operations	-	110,163	-	396,668
Net Loss for the Period	(48,237)	(575,512)	(842,578)	(1,728,284)
Unrealized gain (loss) on translation of foreign operations	-	11,741	-	(60,608)
Transfer to discontinued operations	-	(343,498)	-	(343,498)
Comprehensive Loss for the Period	$(48,237)	$(907,269)	$(842,578)	$(2,132,390)
Net Loss Per Common Share	$0.00	$0.01	$0.01	$0.02
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,445,213	108,611,814	108,459,087

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(842,578)	$(1,331,616)
Non-cash adjustments:
Depreciation (Note 5)	1,181	1,235
Share-based compensation (Note 9b)	603,024	460,799
Unrealized foreign exchange on translation of foreign operations	-	(57,772)
Changes in non-cash working capital:
Accounts receivable	-	22,726
Prepaid expenses	37,721	265,658
Accounts payable	35,055	(21,169)
Cash used in continued operations	(165,597)	(660,139)
Cash used in discontinued operations	-	(107,451)
Cash used in operating activities	(165,597)	(767,590)

INVESTING ACTIVITIES
Acquisition of equipment	-	(6,518)
Mineral property interest (Note 6)	-	(150,000)
Proceeds from disposal of equipment	-	79,529
	-	(76,989)
FINANCING ACTIVITIES
Proceeds from loan payable (Note 8)	173,246	-

Increase (Decrease) in Cash and Cash Equivalents	7,649	(844,579)

Cash and Cash Equivalents, Beginning of Period	20,259	903,850

Cash and Cash Equivalents, End of Period	$27,908	$59,271

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2015 and 2014

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

(c)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $842,578 for the nine months ended December 31, 2015, and has incurred cumulative losses since inception of $8,892,373. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

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

Nine Months Ended December 31, 2015 and 2014

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2015
Cash and cash equivalents	$ 27,908	$ -	$ -	$ 27,908

	Level 1	Level 2	Level 3	Total March 31, 2015
Cash and cash equivalents	$ 20,259	$ -	$ -	$ 20,259

5.

Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2015	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at December 31, 2015	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2015	3,512	161,060	164,572
Depreciation for the period	1,181	-	1,181
Balance at December 31, 2015	4,693	161,060	165,753

Carrying amounts
As at December 31, 2015	$4,067	$71,560	$75,627

Carrying amounts
As at March 31, 2015	$5,248	$71,560	$76,808

Machinery in the amount of $71,560 has not been placed into production and is not currently being amortized.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2015 and 2014

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

Mansounia Property, West Africa
Acquisition of mineral property interest
March 31, 2014	$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

December 31, 2015 and March 31, 2015	$931,722

7.

Royalty Payments Payable

The Company is required to make royalty payments of 3% of revenues from a former business operation to Waratah Investments Limited (“Waratah”), a controlling shareholder of the Company, in exchange for financial and advisory services. As of December 31, 2015, $58,100 is owed to the shareholder (March 31, 2015 - $58,100). (Note 10)

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

8.

Loans Payable

At December 31, 2015, the Company was indebted to a controlling shareholder in the amount of $265,020 (March 31, 2015 - $91,774). The loans are unsecured, non-interest bearing, and have no fixed repayment terms. (Note 10)

9.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at December 31, 2015 and March 31, 2015 exercisable at $0.05 until February 27, 2019 (3.2 years).

(b)

Stock Options

(1)

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants.  These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.49 - 1.60%, volatility of 149-203%, annual rate of dividend of 0% and expected life of options of 5 years. During the nine months ended December 31, 2015, 3,850,000 options were cancelled after the optionees ceased to be directors and officers.

(2)

On October 27, 2014, the Company granted 500,000 stock options to consultants. These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.51 – 1.60%, volatility of 184-190%, annual rate of dividend of 0% and expected life of options of 5 years. During the three months ended September 30, 2015, 500,000 options were cancelled after the optionees ceased to be directors and officers.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2015 and 2014

(Unaudited - Expressed in U.S. Dollars)

9.

Share Capital (continued)

(c)

Stock Options (continued)

The following table summarizes historical information about the Company’s incentive stock options:

	Nine Months Ended December 31, 2015		Year Ended March 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding - beginning of period	6,000,000	$ 0.13	1,700,000	$ 0.03
Granted	4,000,000	0.01	5,000,000	0.15
Exercised	-	-	(325,000)	0.01
Forfeited/cancelled	(5,350,000)	0.13	(375,000)	0.01
Outstanding – end of period	4,650,000	$ 0.03	6,000,000	$ 0.13

As at December 31, 2015, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Avg. Remaining in Years	Options Exercisable
$0.15	07-Aug-19	650,000	3.6	487,500
$0.01	21-Jul-20	4,000,000	4.6	4,000,000
		4,650,000	4.5	4,487,500

10.

Related Party Transactions

The Company’s related parties include its subsidiaries, associates over which it exercise significant influence, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and nine months ended December 31, 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Consulting fee – Directors	$ -	$ 31,500	$ 11,108	$ 94,500
Professional fee – Corporate Secretary	11,928	13,763	25,080	27,263
Professional fee – CFO	3,550	2,752	5,550	11,752
Stock Options – Directors and Officers (note 9b)	5,111	188,924	598,375	460,799

As at December 31, 2015, the Company had amounts payable of $17,685 (March 31, 2015 - $Nil) to two officers. As at December 31, 2015, the Company was indebted to a controlling shareholder in the amount of $265,020 (March 31, 2015 – $91,774). This loan payable are unsecured, non-interest bearing and have no fixed repayment term (Note 8). As of December 31, 2015, $58,100 is owed to a controlling shareholder for royalty payment (March 31, 2015 - $58,100) (Note 7).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2015 and 2014

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

12.

Geographical Area Information

	Canada	Africa	Total
December 31, 2015:
Current assets	$34,139	$-	$34,139
Equipment	4,067	71,560	75,627
Mineral property interest	-	931,722	931,722
Total assets	$38,206	$1,003,282	$1,041,488

Total liabilities	$464,064	-	$464,064

March 31, 2015:
Current assets	$64,211	$-	$64,211
Equipment	5,248	71,560	76,808
Mineral property interest	-	931,722	931,722
Total assets	$69,459	$1,003,282	$1,072,741

Total liabilities	$255,764	$-	$255,764

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

Near Surface Infill Sampling Program - Mansounia

A near surface infill sampling campaign which focussed on further defining the near surface supergene mineralization continuity resulted in further high grade results.  The sampling program was in response to positive results from a desktop study and data collation and a review of the historical Preliminary Economic Assessment (PEA) completed by Spiers Geological Consultants (“SGC”).

Resulting from the review and as part of the ongoing development of the project toward feasibility, SGC advised that diamond core samples associated with mineralised grades near surface within the proposed open pit areas were under-sampled and required further delineation.

We elected to commence infill sampling to both infill absent data and to potentially extend the resource base, which is believed would further improve the project economics.

Some significant results from the infill sampling of existing diamond core holes include;

•

44m at 0.68g/t Au from 4 to 48m in drill hole MDD009

•

12m @ 0.90 g/t Au from surface in drill hole MDD013

•

36m @ 0.52 g/t Au from 4 metres in drill hole MDD015

•

24m @ 0.71 g/t Au from 6m in drill hole MDD017

Note: Intersections are reported as down-hole length and not true width.

The infill sampling confirmed that the mineralisation displays continuity near surface at depths less than 50m. These early results have confirmed that the Mansounia mineralised trend extends near surface as a broad moderately continuous zone of economic mineralisation (above a 0.4 gt Au cut-off grade) which continues to provide a strong case for the development of a heap leach project.

The completion of the infill sampling will now trigger a period of independent resource review and update which will be conducted with a view to upgrading the project Mineral Resource Estimates and subsequently fast-track the project into production.

Concurrent with the planned project feasibility analysis during 2016, other work will include geological and structural evaluations of the immediate and surrounding geological terrain, local and regional targeting and identification of potential additional mineralisation in-line with a move to an updated economic assessment.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $48,237 and $842,578 for the three and nine months ended December 31, 2015, and have incurred cumulative losses since inception of $8,892,373. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended December 31, 2015 and 2014, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Nine Month Ended
	December 31, 2015 $	December 31, 2014 $	December 31, 2015 $	December 31, 2014 $
Operating expenses
Consulting and professional fees	35,807	169,760	183,757	611,445
Foreign exchange	(3,490)	3,255	1,314	16,305
Interest expense	533	-	1,952	-
Administration and office	6,444	37,310	44,344	175,732
Other expense	-	66,100	-	66,100
Share-based compensation	5,111	188,924	603,024	460,799
Exploration expenses	3,438	-	7,006	-
Depreciation	394	-	1,181	1,235
Loss from discontinued operations	-	110,163	-	396,668

Net Loss	48,237	575,512	842,578	1,728,284

We incurred a net loss of $48,237 and $842,578 ($0.01 loss per share) for the three and nine months ended December 31, 2015, compared to $575,512 and 1,728,284 ($0.02 loss per share), in the same periods in 2014. We maintain lower level of activities as we are currently relying on shareholder loans to finance our operations.

Total consulting and professional fee incurred were $35,807 and $183,757 for the three and nine months ended December 31, 2015, compared to $169,760 and $611,445, respectively, for the same periods in 2014. The substantial decrease in consulting fee during fiscal 2015 is primarily due to the lower corporate activities compared to the same period in 2014. The consulting fee includes amortization of prepaid consulting services that arose when our stock was issued as compensation for a former director’s consulting services. The prepaid consulting fees were amortized over a period of 18 months beginning in April 2014.

Total office and administration expense incurred were $6,444 and $44,344 during the three and nine months ended December 31, 2015, compared to $37,310 and $175,732 for the same periods in 2014. We have implemented a cost reduction policy due to our limited funding. The expenses on filing, rent, administration, accounting, meal and travel have been minimized as much as possible.

Stock based compensation expensed was $5,111 and $603,024 for the three and nine months ended December 31, 2015, compared to $188,924 and $460,799 for the three and nine months ended December 31, 2014. During the period ended December 31, 2015, we did not grant any stock options.   The stock options granted in 2014 are being amortized over a period of 18 months from the grant date.

The exploration costs expensed of $7,006 during the nine months ended December 31, 2015 were for analyzing the samples of the drilling result from Mansounia Concession.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2015	March 31, 2015
Current Assets	$ 34,139	$ 64,211
Current Liabilities	464,064	255,764
Working Capital (Deficit)	$ (429,925)	$ (191,553)

Current Assets

The decrease in current assets as of December, 2015 compared to March 31, 2015 was primarily due to the decrease in prepaid expenses to $6,231 from $43,952, as a result of the amortization of prepaid consulting fee.

Current Liabilities

Current liabilities as at December 31, 2015 increased by $208,300 due to an increase in the accrued loan payable from $91,774 to $265,020. The balance of the liabilities increased primarily due to the timing of payment of invoices in fiscal 2015 that were paid after the end of the period.

Cash Flow

Our cash flow was as follows:

	Nine Months Ended December 31
	2015	2014
Net cash used in operating activities	$ (165,597)	$ (767,590)
Net cash used in investing activities	-	(76,989)
Net cash provided by financing activities	173,246	-
Increase (decrease) in cash and cash equivalents	$ 7,649	$ (844,579)

Operating activities

The decrease in net cash used in operating activities for the three and nine months ended December 31, 2015, compared to the same period in 2014 was primarily as a result of substantial decreases in consulting and professional fees in fiscal 2015.

Investing activities

There is no cash used in investing activities for the nine months ended December 31, 2015.

Financing activities

The increased net cash provided by financing activities for the nine months ended December 31, 2015, compared to the same period in 2014 was mainly attributable to the proceeds from a loan provided by a shareholder.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2015.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $10,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the nine months ended December 31, 2015.

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

We did not issue any securities during the quarter ended December 31, 2015.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	February 15, 2016

19