Form 10-K
period 2016-03-31
Blox, Inc.
filed 2016-06-17
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2016

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 000-53565

BLOX, INC.

 (Exact name of registrant as specified in its charter)

Nevada

20-8530914

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation of organization)

Suite 1500 – 701 West Georgia Street, Vancouver, BC  Canada

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

Accelerated filer   ☐

Non-accelerated filer   ☐

Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No.   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2016 was $0.02.

The number of shares outstanding of the registrant’s common stock as of June 16, 2016 was 108,611,814.

Documents Incorporated By Reference:

None

TABLE OF CONTENTS

PART I.

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Blox Minerals Inc., and Quivira Gold,  unless otherwise specified.

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

Item 1.

Business

We are a green mining company, primarily engaged in acquiring mineral assets and applying green innovation to traditional mining methods and combining renewable energy and technology into the process.

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

On February 27, 2014, we consummated an Amalgamation Agreement (the “Amalgamation Agreement”) with our wholly-owned subsidiary, Ourco Capital Ltd., (“Ourco”), International Eco Endeavors Corp. (“Eco Endeavors”), which was incorporated on April 28, 2011 under the laws of the Province of British Columbia, Kenderesh Endeavors Corp. (“Kenderesh”), and Kenderes Biogaz Termelo

Korlatolt Fele Lossegu Tarsasag (“Kenderes Biogaz”), pursuant to which Ourco and Eco Endeavors amalgamated to form Blox Energy Inc. (“Blox Energy”), pursuant to the provisions of the Business Corporations Act (British Columbia).  Blox Energy is a private company incorporated pursuant to the Business Corporations Act (British Columbia) and is engaged in the development of renewable energy projects and intends to expand into the provision of renewable energy services.  Kenderes Biogaz was a wholly-owned subsidiary of Kenderesh which, in turn, was a wholly-owned subsidiary of Eco Endeavors. Kenderes Biogaz owned and operated a biogas plant located near Budapest, Hungary.

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

Recent Corporate Developments

During the year ended March 31, 2016, we dissolved our wholly-owned inactive subsidiaries, Nava Resources Canada, Inc. and Kenderesh Endeavours Corp.

By Agreement dated April 29, 2016, Waratah Capital Ltd. agreed to increase its bridge loan from C$600,000 to C$1,500,000 for our general working capital costs.

Change of Officers and Directors

The following changes in officers and directors occurred during the year ended March 31, 2016:

•

On April 14, 2015 Robert Abenate, Cedric Wilson and Robert Ironside resigned as directors of our company and all subsidiaries, and on May 1, 2015 Robert Abenate resigned as President and Chief Executive Officer and Rick Low resigned as Chief Financial Officer.

•

Brigitte McArthur resigned as Corporate Secretary effective May 15, 2015.

•

On July 31, 2015, Robert Spiers was appointed as a director and Chief Executive Officer, Trevor Pickett was appointed as a director and Chief Operating Officer and Donna M. Moroney was appointed as Corporate Secretary.

•

On September 10, 2015, Nancy Zhao was appointed as Chief Financial Officer.

Description of Property

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

In consideration for the acquisition of the interest in the Mansounia Property, we paid $100,000 to BGL and $40,000 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of our company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, we recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of our shares on the OTCQB on July 24, 2014.

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

Near Surface Infill Sampling Program - Mansounia

A near surface infill sampling campaign which focused on further defining the near surface supergene mineralization continuity resulted in further high grade results.  The sampling program was in response to positive results from a desktop study and data collation and a review of the historical Preliminary Economic Assessment (PEA) completed by Spiers Geological Consultants (“SGC”).

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

Ghana – Pramkese, Osenase and Asamankese

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

Geological and Technical Consultants

Robert Spiers has held a number of senior Geologist and mine management positions, over the last 25 years, with companies in Australia and across the world, operating in a broad range of commodities, including gold. He has a vast degree of experience in all aspects of project valuation, resource estimation, exploration planning and management, resource development programs, construction and application of 3D geological models with utilization in the estimation and extraction of ore bodies. Mr Spiers is also a Competent Person (Qualified Person) under the JORC 2012 Code & Guidelines and the NI 43-101 instrument for the reporting of Mineral Resource Estimates.

We also intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, excavation of any mineral property we may acquire.  We do not presently have any verbal or written agreement regarding the retention of any such persons.

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

Government Approvals and Recommendations

Mining operations and exploration activities are subject to various national and local laws and regulations in West Africa, which govern prospecting, development, exploitation, production, export, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.   We intend to secure all necessary permits for the Mansounia Property.

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

Risks Relating to Our Company

Our auditors have expressed doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $875,294 and $2,164,620 for the years ended March 31, 2016 and March 31, 2015, respectively, and have incurred cumulative losses since inception of $8,925,089 as of March 31, 2016. These factors raise substantial doubt about our ability to continue as going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital.

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

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $457,620 as of March 31, 2016 and we do not have sufficient funds to complete any work on the Mansounia Property. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock and shareholder loans. Pursuant to an agreement dated April 28, 2016, Waratah Capital Ltd. agreed to increase its bridge loan from C$600,000 to C$1,500,000 to cover our general working capital requirements.  The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Acquisition of title to mineral properties is a very detailed and time-consuming process, and our title to our properties may be affected by prior unregistered agreements or transfers, or undetected defects.  There is a risk that we may not have clear title to its mineral property interests, or they may be subject to challenge or impugned in the future.

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

Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in our company.

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

Since the majority of our shares of common stock are owned by one significant stockholder our other stockholders may not be able to influence control of our company or decision making by our management.

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

Since our directors and officers have the ability to be employed by or consult for other companies, their other activities could slow down our operations.

Our directors and officers may work with other mineral exploration companies. They are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment by other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that our directors and officers will devote between 10 and 20 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch when property visits are required or when extensive analysis of information is needed. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our directors and officers.

Because our directors and officers may work for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our directors and officers may work for other mining and mineral exploration companies.  Due to time demands placed on them and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. Their employment with other entities in addition to limiting the amount of time they can dedicate to us as a director or officer, may present a conflict of interest in helping us identify and obtain the rights to mineral properties and as to other business opportunities because they may also be considering the same properties or opportunities for other companies they may work or consult for.

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

Our common stock price is currently quoted on the OTCQB under the symbol “BLXX”.  However, trading has been limited and sporadic and we can provide no assurance that the market for our common stock will be sustained.   We cannot guarantee that any stockholder will find a willing buyer for our common stock at any price, much less a price that will result in realizing a profit on an investment in our shares.  There may be limited opportunity for stockholders to liquidate any of their holdings in common stock of our company.  Trading volume may be insignificant and stockholders may be forced to hold their investment in our shares for an extended period of time.  The lack of liquidity may also cause stockholders to lose part or all of their investment in our common stock.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of June 16, 2016, we had 108,611,814 shares of common stock outstanding. Accordingly, we may issue up to an additional 291,388,186 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B.

Unresolved staff comments

None.

Item 2.

Properties

We do not own any real estate or other property used in the operation of our current business. Our principal executive offices are located at Suite 1500, 701 West Georgia Street, Vancouver, British Columbia, Canada V7Y 1C6. We pay rent of C$1,300 per month, to an unrelated third party to lease our office premises, which cover an area of approximately 200 square feet. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more employees.

We do not have any ownership or lease interests in any property other than our interest in the Mansounia Property described above in Item 1.

Item 3.

Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of our company, or any owner of record or beneficially of more than 5% of any class of voting securities of our company is a party adverse to us or has a material interest adverse to our company.  Our property is not the subject of any pending legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”.  On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”.  The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2016 and March 31, 2015 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Price ($)	Low Price ($)
March 31, 2016	0.02	0.01
December 31, 2015	0.0495	0.02
September 30, 2015	0.25	0.025
June 30, 2015	0.12	0.025
March 31, 2015	0.25	0.10
December 31, 2014	0.10	0.05
September 30, 2014	0.29	0.122
June 30, 2014	0.40	0.12

On June 16, 2016, the price of our common stock as reported by the OTCQB was $0.0112 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Computershare Trust Company, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia V6C 3B9, Tel: 604-661-9400, Fax: 604-661-9549.

Holders of Common Stock

As of June 16, 2016, we had 108,611,814 shares of our common stock issued and outstanding held by 34 holders of record.

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

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,650,000	$0.03	5,350,000
Total	4,650,000		5,350,000

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Following the closing of the Amalgamation Agreement, we focused on the business carried on by Amalco, which operated as a renewable energy company that indirectly owned an operating biogas plant in Hungary. It was also engaged in the development of renewable energy projects and intended to expand into the provision of renewable energy services.  Amalco operated a 1.14 MW biogas plant located just outside of Budapest, Hungary. The plant served as a pilot project to demonstrate the potential for similar use of renewable energy in a variety of regions and climates.

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

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014  with Joseph Boampong Memorial Institute Ltd. and Equus Mining Ltd., Burey Gold Guinee sarl and Burey Gold Limited  and, collectively with EML and BGGs, (pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession . We also announced that we had exercised that right and had acquired a 78% beneficial interest in the Mansounia Property.

Plan of Operation

Our plan of operation for the next twelve months is to commence a feasibility study on our Mansounia Property in order to obtain an exploitation permit, which management anticipates will allow us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension, subject to our obtaining the necessary funding.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2016, we had an accumulated deficit of $8,925,089.  Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2016 and 2015 which are included herein.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2016 ($)	Year ended March 31, 2015 ($)
Operating Expenses
Consulting and professional fees	272,070	753,359
Depreciation	1,574	1,783
Exploration	7,411	-
Foreign exchange	5,354	146,465
Office and administration fees	47,681	217,089
Other expense	4,787	50,765
Stock-based compensation	607,652	610,034
Travel	13,000	-
Total Operating Expenses	959,529	1,779,495

Gain on reversal of accrued liabilities	(76,497)	-

Loss from Continuing Operations	(883,032)	(1,779,495)

Gain (Loss) from Discontinued Operations	7,738	(385,125)

Net Loss for the year	(875,294)	(2,164,620)

We incurred a net loss of $875,294 ($0.01 loss per share) for the year ended March 31, 2016, compared to $2,164,620 ($0.02 loss per share) for the year ended March 31, 2015.  We maintain lower level of activities as we are currently relying on shareholder loans to finance our operations.

Total consulting and professional fee incurred were $272,070for the year ended March 31, 2016 (2015 - $753,359). The decrease in consulting fee during fiscal 2016 is primarily due to the lower corporate activities compared to the same period in 2015. The consulting fee includes amortization of prepaid consulting services that arose when our stock was issued as compensation for a former director’s consulting services. The prepaid consulting fees were amortized over a period of 18 months beginning in April 2014.

Total office and administration expenses incurred were $47,681 for the year ended March 31, 2016 (2015 - $217,089). We have implemented a cost reduction policy due to our limited funding. The expenses on filing, rent, administration, accounting, meal and travel have been minimized as much as possible.   Stock based compensation expensed was $607,652 for the year ended March 31, 2016 (2015 - $610,034).

The exploration costs expenses of $7,411 during the year ended March 31, 2016 (2015 - $Nil) were for analyzing the samples of the drilling result from Mansounia Concession.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur the associated costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	At March 31, 2016 ($)	At March 31, 2015 ($)
Current assets	18,285	64,211
Current liabilities	475,905	255,764
Working capital (deficiency)	(457,620)	(191,553)

Current Assets

The decrease in current assets as of March 31, 2016 compared to March 31, 2015 was primarily due to a decrease in cash by $11,315 and a decrease in prepaid expenses to $9,341 from $43,952, as a result of the amortization of prepaid consulting fee.

Current Liabilities

Current liabilities as at March 31, 2016 increased by $220,141 due to an increase in the accrued loan payable from $91,774 to $363,283, which was offset by a decrease in accounts payable and accrued liabilities of $50,007.

Cash Flow

Our cash flow for the years ended March 31, 2016 and, 2015 was as follows:

	Year Ended March 31, 2016 ($)	Year Ended March 31, 2015 ($)
Net cash used in operating activities	(282,824)	(841,336)
Net cash provided (used) in investing activities	-	(76,989)
Net cash provided by financing activities	271,509	34,734
Net increase (decrease) in cash and cash equivalents	(11,315)	(883,591)

Operating activities

The decrease in net cash used in operating activities from 2015 to 2016 was primarily as a result of substantial decreases in consulting and professional fees in fiscal 2016.

Investing activities

The higher amount of cash used in investing activities in 2015 compared to 2016 was primarily due to the acquisition of the Mansounia Property for cash consideration of $150,000.

Financing activities

The increased net cash provided by financing activities for the year ended March 31, 2016 compared to fiscal 2015 was mainly attributable to proceeds from a loan provided by a shareholder.

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

(ii)

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a comprehensive loss of $875,294 and $2,488,976 for the years ended March 31, 2016 and 2015, respectively, and has incurred cumulative losses since inception of $8,925,089. These factors raise substantial concern about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations.  Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses.

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

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $8,200 in cash.  We

will seek to sell additional equity or debt securities or obtain additional credit facilities.   In addition, by Agreement dated April 29, 2016, Waratah Capital Ltd. agreed to increase its bridge loan from C$600,000 to C$1,500,000 for our general working capital costs.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 8.

Financial Statements and Supplementary Data

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Blox, Inc.

We have audited the accompanying consolidated balance sheets of Blox, Inc. as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blox, Inc. as at March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company LLP”

June 16, 2016	Chartered Professional Accountants

PO Box 10007, 1630 – 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1A1

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgancollp.com

Blox, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As At	As At
	March 31, 2016	March 31, 2015

ASSETS
Current Assets
Cash	$8,944	$20,259
Prepaid expenses	9,341	43,952
Total Current Assets	18,285	64,211

Equipment (Note 5)	75,234	76,808
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,025,241	$1,072,741

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$55,883	$105,890
Royalty payments payable (Note 11)	56,739	58,100
Loans payable (Note 10)	363,283	91,774
Total Liabilities	475,905	255,764

STOCKHOLDERS' EQUITY
Common Stock (Note 8) – 400,000,000 authorized – 108,611,814 issued (2015 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	2,893,103
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(8,925,089)	(8,049,795)
Total Stockholders' Equity	549,336	816,977
Total Liabilities and Stockholders' Equity	$1,025,241	$1,072,741

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2016	March 31, 2015

Operating Expenses
Consulting and professional fees (Note 13)	$272,070	$753,359
Depreciation	1,574	1,783
Exploration (Note 6)	7,411	-
Foreign exchange	5,354	146,465
Office and administration fees (Note 13)	47,681	217,089
Other expense	4,787	50,765
Stock-based compensation (Notes 8b & 13)	607,652	610,034
Travel	13,000	-
Total Operating Expenses	959,529	1,779,495

Other Income
Gain on reversal of accrued liabilities	(76,497)	-

Loss from Continuing Operations	(883,032)	(1,779,495)

Gain (Loss) from Discontinued Operations (Note 16)	7,738	(385,125)
Net Loss for the Year	(875,294)	(2,164,620)

Unrealized gain on translation of foreign operations	-	19,142
Transfer to discontinued operations	-	(343,498)
Other Comprehensive Loss	-	(324,356)
Comprehensive Loss for the Year	$(875,294)	$(2,488,976)
Net loss per common share – continuing operations	$(0.01)	$(0.02)
Net loss per common share – discontinued operations	0.00	(0.00)
Net Loss Per Common Share	$(0.01)	$(0.02)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	107,380,414

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Surplus	Income	Deficit	Equity

March 31, 2014	101,572,464	$892	$5,120,063	$2,299,319	$339,847	$(5,885,175)	$1,874,946

Stock issued on exercise of stock options	325,000	7	19,493	(16,250)	-	-	3,250
Stock issued on acquisition of mineral property interest	6,514,350	65	781,657	-	-	-	781,722
Stock issued for services	200,000	3	35,998	-	-	-	36,001
Stock-based compensation	-	-	-	610,034	-	-	610,034
Other comprehensive loss	-	-	-	-	(324,356)	-	(324,356)
Net loss for the year	-	-	-	-	-	(2,164,620)	(2,164,620)
March 31, 2015	108,611,814	967	5,957,211	2,893,103	15,491	(8,049,795)	816,977

Stock-based compensation	-	-	-	607,653	-	-	607,653
Net loss for the year	-	-	-	-	-	(875,294)	(875,294)
March 31, 2016	108,611,814	$967	$5,957,211	$3,500,756	$15,491	$(8,925,089)	$549,336

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Loss from continuing operations	$(883,032)	$(1,779,495)
Non-cash items:
Depreciation	1,574	1,783
Shares issued for services	38,259	382,270
Stock-based compensation	607,653	610,034
Foreign exchange	-	19,142
Changes in non-cash working capital:
Accounts receivable	-	63,826
Prepaid expenses	(3,648)	(39,296)
Accounts payable and accrued liabilities	(42,269)	(23,365)
Royalty payments payable	(1,361)	(8,470)
Cash used in operating activities – continuing operations	(282,824)	(773,571)
Cash used in operating activities – discontinued operations	-	(67,765)
Cash used in operating activities	(282,824)	(841,336)

INVESTING ACTIVITIES
Acquisition of equipment	-	(6,518)
Mineral property interest and expenditures	-	(150,000)
Cash used in investing activities – continuing operations	-	(156,518)
Cash provided by investing activities – discontinued operations	-	79,529
Cash used in investing activities	-	(76,989)

FINANCING ACTIVITIES
Shares issued for cash	-	3,250
Proceeds from loans	271,509	31,484
Cash provided by financing activities	271,509	34,734

Decrease in Cash	(11,315)	(883,591)
Cash, Beginning of Year	20,259	903,850
Cash, End of Year	$8,944	$20,259

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #1500, 701 West Georgia Street, Vancouver, British Columbia, V7Y 1C6, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which was renamed “Blox Energy Inc.” During the year ended March 31, 2015, the Company discontinued operations in Europe and disposed of Blox Energy Inc.’s subsidiary, Kenderesh Endeavors Corp.

2.

Basis of Presentation

(a)

Statement of Compliance

These financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)

Basis of Presentation

The consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis. These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information.  In the opinion of management, all adjustments (including normal recurring ones) considered necessary for fair value have been included. All intercompany balances and transactions have been eliminated upon consolidation.

(c)

Reporting and Functional Currencies

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. The functional currency of the Company is the Canadian dollar (“CAD”). The Company’s reporting currency is the US dollar.

Transactions:

Monetary assets and liabilities denominated in foreign currencies are translated into functional currencies of the Company and its subsidiaries using period end foreign currency exchange rates and expenses are translated using the exchange rate approximating those in effect on the date of the transactions during the reporting periods in which the expenses were transacted. Non-monetary assets and liabilities are translated at their historical foreign currency exchange rates. Gains and losses resulting from foreign exchange transactions are included in the determination of net income or loss for the period.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

2.

Basis of Presentation (Continued)

(c)

Reporting and Functional Currencies (Continued)

Translations:

Foreign currency financial statements are translated into the Company’s reporting currency, the US dollar as follows:

(i)

All of the assets and liabilities are translated at the rate of exchange in effect on the balance sheet date;

(ii)

Expenses are translated at the exchange rate approximating those in effect on the date of the transactions; and

(iii)

Exchange gains and losses arising from translation are included in other comprehensive income.

(d)

Significant Accounting Judgments and Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the period.  Actual outcomes could differ from these estimates.  Revisions to accounting estimates are recognized in the period in which the estimate is revised and may affect both the period of revision and future periods.

In applying the Company's accounting policies, management has made certain judgments that may have a significant effect on the consolidated financial statements. Such judgments include the determination of the functional currencies and use of the going concern assumption.

(i)

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

(ii)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $875,294 and $2,164,620 for the years ended March 31, 2016 and 2015, respectively, and has incurred cumulative losses since inception of $8,925,089 (2015 - $8,049,795).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

2.

Basis of Presentation (Continued)

(d)

Significant Accounting Judgments and Estimates (Continued)

(ii)

Going Concern (Continued)

These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Capital Ltd. agreed to provide a bridge loan to finance the required working capital (Note 9).

3.

Significant Accounting Policies

(a)

Foreign Currency Accounting

(i)

Foreign Currency Transactions

Transactions in foreign currencies are translated to the respective functional currencies of the Company's entities at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are retranslated to the functional currency at the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies that are measured at fair value are retranslated to the functional currency at the exchange rate at the date that the fair value was determined. Non-monetary items that are measured in terms of historical costs in a foreign currency are translated using the exchange rate at the date of the transaction. Foreign currency differences arising on retranslation are recognized in profit or loss, except for differences arising on the translation of available-for-sale financial instruments, which are recognized in other comprehensive income.

(ii)

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (Continued)

(c)

Financial Instruments

Financial assets

All financial assets are initially recorded at fair value and classified upon inception into one of the following four categories: held to maturity, available for sale, loans and receivables or at fair value through profit or loss (“FVTPL”).

Financial assets classified as FVTPL are measured at fair value with unrealized gains and losses recognized through earnings. The Company’s cash is classified as FVTPL.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (Continued)

(c)

Financial Instruments (Continued)

Financial liabilities classified as FVTPL include financial liabilities held for trading and financial liabilities designated upon initial recognition as FVTPL. Derivatives, including separated embedded derivatives are also classified as held for trading and recognized at fair value with changes in fair value recognized in earnings unless they are designated as effective hedging instruments. Fair value changes on financial liabilities classified as FVTPL are recognized in earnings. The Company is not exposed to any derivative instruments and foreign exchange hedges in place at this time.

(d)

Equipment

Equipment is carried at cost less accumulated depreciation and impairment losses, if any.  Depreciation is provided at rates and methods designed to write off cost of the assets over their estimated useful lives as follows:

Office equipment	30%	declining balance

Management reviews the depreciation method, useful lives and residual values annually and accounts for any changes in estimates on a prospective basis. Where an item of plant and equipment comprises major components with different useful lives, the components are accounted for as separate items of production facility, and depreciated separately.

(e)

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

(f)

Decommissioning Liabilities

A legal or constructive obligation to incur restoration, rehabilitation and environmental costs may arise when environmental disturbance is caused by the operation of an alternative energy plant.  Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided for and capitalized to the carrying amount of the asset, as soon as the obligation to incur such costs arises.  A pre-tax discount rate that reflects the time value of money and the risks specific to the liability are used to calculate the net present value of the expected future cash flows.  These costs are charged to profit on loss over the economic life of the related asset, through depreciation expense using relevant amortization method.  The related liability is progressively increased each period as the effect of discounting unwinds, creating an expense recognized in profit on loss.  The liability is assessed at each reporting date for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation.

The Company has no material restoration, rehabilitation and environmental costs as the disturbance to date is minimal.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (Continued)

(g)

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

The FASB has issued ASC 740 “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2016.

(h)

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

(i)

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (Continued)

(i)

Stock Based Compensation (continued)

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

4.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5.

Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2014	$8,760	$742,916	$751,676
Additions	-	6,518	6,518
Disposals	-	(516,814)	(516,814)
Balance at March 31, 2016 and 2015	$8,760	$232,620	$241,380

Accumulated Depreciation
Balance at March 31, 2014	$-	$171,307	$171,307
Depreciation for the year	3,512	73,921	77,433
Disposals	-	(84,168)	(84,168)
Balance at March 31, 2015	3,512	161,060	164,572
Depreciation for the year	1,574	-	1,574
Balance at March 31, 2016	$5,086	$161,060	$166,146

Carrying amounts
As at March 31, 2016	$3,674	$71,560	$75,234

Carrying amounts
As at March 31, 2015	$5,248	$71,560	$76,808

Equipment in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

6.

Mineral Property Interest

The Company has entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") among Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company has agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company also announced that it has exercised that right and has acquired a 78% beneficial interest in the Property.

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, the Company obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company's intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5-year extension. The Company has commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Property, the Company has paid in cash $100,000 to BGL and $40,000 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $140,000, and $10,000 for an independent valuation of the Property. Additionally, $781,722 was capitalized to mineral property interests, being the fair value of the first tranche of shares. The fair value of the first tranche shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of the Company's common stock over a 20-day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

During the 2016 fiscal year, the Company has been working on finalizing Mansounia prolongation application and moving into pre-feasibility study phase. The expenses towards a metallurgical sampling and study for the year ended March 31, 2016 were $7,411 (2015 - $Nil).

On May 6, 2016 (subsequent to year-end), the Company arranged the annual claim fee for $5,800 to maintain the property in a good standing.

Mansounia Property, West Africa
Acquisition of mineral property interest
March 31, 2014	$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

March 31, 2016 and 2015	$931,722

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

7.

Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada and the United States.  The consolidated provision for income taxes varies from the amount that would be computed from applying the combined statutory income tax rates to the net loss before taxes were approximately as follows:

	2016	2015
Combined statutory rate	34%	34%
Expected income tax recovery	$ (301,000)	$ (725,000)
Non-deductible differences and other	(116,000)	208,000
Deferred tax assets not recognized	417,000	517,000
Income tax provision	$ -	$ -

The significant components of the Company’s deferred income tax assets were approximately:

	2016	2015
Losses available for future periods	$1,327,000	$910,000
Tax assets not recognized	(1,327,000)	(910,000)
Net deferred income tax asset	$-	$-

The Company has non-capital losses of approximately $4,956,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada	United States

2027	$-	$1,000
2028	-	16,000
2029	-	35,000
2030	-	30,000
2031	-	78,000
2032	293,000	24,000
2033	813,000	53,000
2034	462,000	511,000
2035	11,000	1,688,000
2036	-	312,000
	$1,579,000	$2,748,000

8.

Common Stock

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at March 31, 2016 and 2015 exercisable at $0.05 until February 27, 2019 (2.9 years).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

8.

Common Stock (continued)

(b)

Stock Options

On August 7, 2014, the Company granted 4,500,000 stock options to directors and consultants.  These stock options have an exercise price of $0.15 and expire on August 7, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.49 - 1.60%, volatility of 149-203%, annual rate of dividend of 0% and expected life of options of 5 years. During the year ended March 31, 2016, 3,850,000 options were cancelled after the optionees ceased to be directors and officers.

On October 27, 2014, the Company granted 500,000 stock options to consultants. These stock options have an exercise price of $0.15 and expire on October 27, 2019 with 25% vesting on the date of grant and 25% vesting every six months after the date of grant. The weighted average fair value of stock options was determined by the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.51 – 1.60%, volatility of 184-190%, annual rate of dividend of 0% and expected life of options of 5 years. During the year ended March 31, 2016, 500,000 options were cancelled after the optionees ceased to be directors and officers.

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

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2014	1,700,000	$0.03
Granted	5,000,000	$0.15
Exercised	(325,000)	$0.01
Forfeited	(375,000)	$0.01

March 31, 2015	6,000,000	$0.13
Granted	4,000,000	$0.01
Forfeited	(5,350,000)	$0.13
March 31, 2016	4,650,000	$0.03

At March 31, 2016, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	4.3	4,000,000
$0.15	07-Aug-19	650,000	3.4	487,500
		4,650,000	4.2	4,487,500

During the year ended March 31, 2016, the Company recognized $607,652 (2015 – $610,034) as stock-based compensation expenses as a result of stock options granted in the fiscal year and vesting of previous option grants.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

9.

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

Level 2 and 3 financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total March 31, 2016
Cash	$ 8,944	$ -	$ -	$ 8,944

	Level 1	Level 2	Level 3	Total March 31, 2015
Cash	$ 20,259	$ -	$ -	$ 20,259

10.

Loans Payable

At March 31, 2016, the Company was indebted to Waratah Capital Ltd. (“Waratah”) in the amount of $363,283 (2015 - $91,774). The loans payables are unsecured, non-interest bearing and have no fixed repayment terms.

At April 28, 2016 (subsequent to year-end), the Company entered into an amending bridge loan agreement with Waratah. Waratah agreed to provide a loan of CAD$600,000 to the Company to be used for general working capital for the Company until the completion of a financing of CAD$1,500,000 by the Company. The original bridge loan agreement was to provide a loan of CAD$150,000 to the Company.

11.

Royalty Payments Payable

Pursuant to a royalty payment agreement on a discontinued operation, as at March 31, 2016, the Company is indebted to Waratah Investments Limited (“Waratah”), a controlling shareholder of the Company, in the amount of CAD$73,591 ($56,739; 2015 – $58,100). The debt is unsecured, non-interest bearing with no fixed repayment terms.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

12.

Commitment

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah Investments”) where the Company shall purchase all of Waratah Investment’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah Investments holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah Investments 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

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

13.

Related Party Transactions

The Company’s related parties include its subsidiaries, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the years ended March 31, 2016 and 2015:

	Year Ended March 31, 2016	Year Ended March 31, 2015

Compensation – Directors	$56,887	$125,750
Compensation – Officers	$50,567	$53,403
Stock Options – Directors and Officers	$607,652	$447,812

During the year ended March 31, 2016, $8,078 (2015 - $Nil) was paid for bookkeeping services to a company with a common director.

As at March 31, 2016, the Company had amounts payable of $5,922 (2015 - $Nil) to two officers. As at March 31, 2016, the Company was indebted to a controlling shareholder in the amount of $363,283 (2015 - $91,774). This loan payable is unsecured, non-interest bearing and has no fixed repayment terms (Note 10). As of March 31, 2016, $56,739 (2015 - $58,100) is owed to this controlling shareholder for royalty payments (Note 11).

14.

Supplementary Cash Flow Information

	Year Ended March 31, 2016	Year Ended March 31, 2015

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

There were no material non-cash investing and financing transactions for the years ended March 31, 2016 and 2015.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

15.

Geographical Area Information

	Canada	Africa	Total

March 31, 2016:

Current assets	$18,285	$-	$18,285
Equipment	3,674	71,560	75,234
Mineral property interest	-	931,722	931,722
Total assets	$21,959	$1,003,282	$1,025,241

Total liabilities	$475,905	$-	$475,905

March 31, 2015:

Current assets	$64,211	$-	$64,211
Equipment	5,248	71,560	76,808
Mineral property interest	-	931,722	931,722
Total assets	$69,459	$1,003,282	$1,072,741

Total liabilities	$255,764	$-	$255,764

16.

Discontinued Operations

The Company wound up Nava Resources Canada Inc. (“Nava”) and Kenderesh Endeavors Corp. (“Kenderesh”), and retains one Canadian subsidiary, Blox Energy Inc. Nava and Kenderesh had not conducted business activities over the past fiscal year. The following provides selected financial information of discontinued operations.

	Statements of Comprehensive Loss
	Years ended
	March 31, 2016	March 31, 2015

Operating expenses	$-	$(617,284)
Impairment loss on equipment	-	(111,339)
Transfer from accumulated other comprehensive income	-	343,498
Gain on discharging of accounts payable and share capital	7,738	-

Gain (Loss) from Discontinued Operations	$7,738	$(385,125)

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2016 and 2015

(Expressed in U.S. Dollars)

16.

Discontinued Operations

Statements of Cash Flows
Years Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Gain (loss) from discontinued operations	$7,738	$(385,125)
Non-cash adjustments:
Depreciation	-	102,668
Loss on disposal of property, plant and equipment	-	580,224
Gain on forgiveness of accounts payable	(7,738)	-
Transfer from accumulated other comprehensive income	-	(343,498)
Changes in non-cash working capital:
Accounts receivable	-	41,100
Accounts payable	-	(63,134)
Cash used in operating activities - discontinued operations	$-	$(67,765)

INVESTING ACTIVITIES
Proceeds from disposal of equipment	$-	$79,529
Cash provided by investing activities - discontinued operations	$-	$79,529

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and  procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Chair and Director	39	December 5, 2013
Robert Spiers	Chief Executive Officer and Director	47	July 31, 2015
Trevor Pickett	Chief Operating Officer and Director	45	July 31, 2015
Nancy Zhao	Chief Financial Officer	46	September 10, 2015
Donna M. Moroney	Corporate Secretary	55	July 31, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ronald Renne

Ronald Renne has been a director of our company since December 5, 2013.  From December 5, 2013 to February 27, 2014, Mr. Renne was also the President, Chief Executive Officer and Chief Financial Officer.  Mr. Renne has over 10 years’ experience in the banking sector and managing information technology resources.  He has worked at HFC bank in London and Royal Bank of Scotland as Branch Manager.  Mr. Renne graduated from the Manchester Metropolitan University in 2000 with a Bachelor of Arts (Hons). He also holds all the required retail banking certificates to allow him to practice banking services in the United Kingdom.

Robert Spiers

Robert Spiers recently resigned as a Director, the Company Secretary and a Consulting Geologist employed with H&SC (a highly regarded Consulting industry leader) in their Melbourne office after a ten year association. He has a BSc with a double major (Hons) in Geology and Geophysics and is a present active Member of the Australian Institute of Geoscientists.   Previously, Mr. Spiers has been in the position of the General Manager for H&S Consultants (Feb 2012 to Feb 2013), Senior Geological Consultant for Hellman and Schofield (Jun 2005 to Feb 2012), Chief Mine Geologist / Mine Manger (Jan 2003 to Apr 2005), Senior Geological Consultant (Mar 2001 to Jan 2003), Chief Mine Geologist / Mine Manager (Sep 1998 to Feb 2001 and a variety of Senior Mining and exploration roles for the broader mining industry from Feb 1992 to Aug 1998.  Mr. Spiers has worked for a plethora of mining companies within Australia and throughout the world on a broad range of commodities from gold, silver, copper, rare earths, phosphate, manganese, lithium, tantalum, uranium and base metals over a period of in-excess of 25 years. Some prominent projects he has been involved in have included, PT BSI - Tujuh Bukit AuCu project, Galaxy Resources – Mt Cattlin Lithium / Tantalum Mine, Arafura Resource – Nolan’s Bore REE / U project, Kingsgate Consolidate – Chatree Gold Mine, Sorikmas Mining – Sihayo Gold Project, Plutonic Resources – Darlot Gold Mine, Melita Mining – Orient Well Gold Mine, Mt Edon Mines – Tarmoola Gold Mine, Aurora – Mt Muro Gold / Silver Mine, Greenland Minerals and Energy – Kvanefjeld REE / U project, Placer Pacific – Granny Smith Gold Mine and SMD – Lero Gold Mine to name a few.   Mr. Spiers is a Competent Person (Qualified Person) under the JORC 2012 Code & Guidelines and the NI 43-101 instrument for the reporting of Mineral Resource Estimates. His expertise includes, but is not limited to, technical due diligence to bankable level and project valuation, resource estimation and associated public reporting, planning and management of mine exploration and resource development programs, development, construction and application of 3D geological models with utilization in the estimation and extraction of ore bodies. Robert also provides consulting services to the mining industry in data management and quality assurances and quality controls.

Trevor Pickett

Trevor Pickett began his career in 1993 as a founding director of Sterling Publications Pty. Ltd. in Perth, Western Australia.  The business grew to include sixteen successful new publications in a broad cross section of industries including mining, education, transport and government.  In 1994, Mr. Pickett left Sterling Publications and formed a new company, Perth Street Car Pty. Ltd., which produced a niche publication catering to all aspects of high performance motoring in Australia.  In this role, Mr. Pickett was responsible for brand recognition, marketing, distribution, sales, customer relations, researching and writing technical articles in addition to his duties as Chief Operations Officer.  Prior to joining our company, Mr. Pickett was project development and technical manager with Waratah Investments Limited, where he managed a number of projects across the globe.

Nancy Zhao

Nancy Zhao is a Certified General Accountant with over seven years of experience with various industries including mining, realtor developer, property management, sports entertainment, hockey pool website, marketing and farming.  She is currently Manager of Financial Reporting with Samina Capital Ltd. in Vancouver, BC.  Samina Capital provides corporations with consulting services in the area of finance.

Donna M. Moroney

Donna Moroney has over 30 years of experience in regulatory and corporate compliance in both Canada and the United States, and as a senior officer of various public companies.  As President and owner of Wiklow Corporate Services Inc. since 2008, she assists companies in the resource, financial and technology sectors in maintaining the securities and exchange demands on public companies, as well as keeping them up-to-date on relevant issues, policies and working practices.  Ms. Moroney also assists companies reporting in the U.S. in preparing registration statements, quarterly and annual financial filings and other various facets of meeting U.S. securities requirements.  She also leads workshops that provide a practical guide for public companies in meeting their securities regulatory compliance requirements.  She currently serves as a director or senior officer for six public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2016 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Item 11.

Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

•

all individuals serving as our principal executive officer during the year ended March 31, 2016;

•

all individuals service as our principal financial officer during the year ended March 31, 2016;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2016; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2016,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2016, March 31, 2015 and March 31, 2014 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Spiers (1) CEO	2016 2015 2014	27,235 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	27,235 N/A N/A
Trevor Pickett (2) COO	2016 2015 2014	9,801 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	9,801 N/A N/A
Nancy Zhao (3) CFO	2016 2015 2014	(4) 10,184 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	10,184 N/A N/A
Donna Moroney (5) Corporate Secretary	2016 2015 2014	(6) 40,383 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	40,383 N/A N/A
Robert Abenante (7) Former President, CEO and Director	2016 2015 2014	10,500 125,750 120,000	Nil Nil Nil	Nil 312,810 115,423	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	10,383 438,560 235,423
Rick Low (8) Former CFO	2016 2015 2014	819 15,143 N/A	Nil N/A N/A	Nil N/A N/A	Nil 60,515 N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	819 75,658 N/A
Brigitte McArthur (9) Former Corporate Secretary	2016 2015 2014	4,108 38,010 N/A	Nil N/A N/A	Nil N/A N/A	Nil 60,515 N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	4,108 98,525 N/A

(1)

Robert Spiers was appointed as COO and a director on July 31, 2015.

(2)

Trevor Pickett was appointed as COO and a director on July 31, 2015.

(3)

Nancy Zhao was appointed as CFO on September 10, 2015.

(4)

Professional fees paid to Samina Capital Ltd., which company employs Nancy Zhao.

(5)

Donna Moroney was appointed as Corporate Secretary on July 31, 2015.

(6)

Professional fees paid to Wiklow Corporate Services Inc., a company owned by Donna Moroney.

(7)

Robert Abenante was appointed as President, CEO and director on February 27, 2014 and resigned as President, CEO and director as of May 1, 2015. The amounts set out in the table above reflects monies paid to his wholly-owned consulting Company Emerald Power Consulting Inc. Mr. Abenante was personally awarded shares and warrants valued at $163,391.

(8)

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Spiers	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Trevor Pickett	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Nancy Zhao	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Donna Moroney	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Robert Abenante	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Rick Low	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Brigitte McArthur	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2016:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Renne	19,852	Nil	593,264	Nil	Nil	Nil	613,116

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2016 and 2015.  We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 16, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Common Stock	Ronald Renne Chair and Director 88 Linton Avenue Borehamwood, Hertfordshire, United Kingdom	(2) 4,650,000	Direct	4.11%
Common Stock	Robert Spiers CEO and Director 1500 – 701 West Georgia Street Vancouver, BC Canada	Nil	N/A	N/A
Common Stock	Trevor Pickett COO and Director 1500 – 701 West Georgia Street Vancouver, BC Canada	Nil	N/A	N/A
Common Stock	Nancy Zhao CFO 1500 – 701 West Georgia Street Vancouver, BC Canada	Nil	N/A	N/A
Common Stock	Donna M. Moroney Corporate Secretary 1500 – 701 West Georgia Street Vancouver, BC Canada	Nil	N/A	N/A
	Directors and Officers as a group	4,650,000		4.11%
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	(3) 138,275,630	Indirect	77.79%
Common Stock	Robert Abenante 600 – 666 Burrard Street Vancouver, BC Canada	(4) 21,571,132	Direct	18.16%
Common Stock	Pamela Kathleen Pickett 120 Caspian Way Brigadoon, Perth, WA 6069	9,500,000	Direct	8.75%

(1)

Based on 108,611,814 shares of common stock issued and outstanding as of June 16, 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of 650,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019 and 4,000,000 stock options, with each option being exercisable into one common shares at a price of $0.01 per share, expiring on July 21, 2020.

(3)

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

(4)

Consists of 11,402,496 common shares and 10,168,636 share purchase warrants.  Each warrant is exercisable into one common share at the exercise price of $0.05 per share for a period of five years from the closing of the Amalgamation Agreement.

Item 13.

Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2015, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at March 31, 2016, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

Our board currently consists of three directors, being Ronald Renne, Chairman, Robert Spiers, Chief Executive Officer and Trevor Pickett, Chief Operating Officer.  Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not currently have any independent directors.

Item 14.

Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2016 and 2015 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2016	March 31, 2015
Audit Fees	$ 15,878	$ 20,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$ 15,878	$ 20,600

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

Audit Committee

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It currently consists of all three directors, being Ronald Renne, Robert Spiers and Trevor Pickett, and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

Ronald Renne serves as chairman of this committee and has been determined by our Board to be an “audit committee financial expert” as defined under the rules of the SEC.

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

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

Directorships

Our directors currently hold directorships and/or offices with other reporting issuers (or equivalent) as follows:

The participation of the current directors in other reporting issuers is as follows:

Name of Director	Name of Other Reporting Issuer
Ronald Renne	N/A
Robert Spiers	AMI Resources Inc. (TSX.V)
Trevor Pickett	AMI Resources Inc. (TSX.V)

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

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 16, 2016, our share capital  was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	108,611,814

Stock Option Plan

As at June 16, 2016, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
1,000,000	$0.01	February 27, 2019
4,500,000	$0.15	August 7, 2019
500,000	$0.15	October 27, 2019

Warrants

As at June 16, 2016, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
88,000,000	US $0.05	February 27, 2019

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)
10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.12	Jon Davis Royalty Agreement (4)
10.13*	Amendment Agreement dated April 28, 2016 with Waratah Capital Ltd. to increase bridge loan to C$1,500,000
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

BLOX, INC.

By:	/s/ Robert Spiers	By:	/s/ Nancy Zhao
Name:	Robert Spiers	Name:	Nancy Zhao
Title:	Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 17, 2016	Date:	June 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Spiers	By:	/s/ Nancy Zhao
Name:	Robert Spiers	Name:	Nancy Zhao
Title:	Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 17, 2016	Date:	June 17, 2016