Form 10-Q
period 2016-06-30
Blox, Inc.
filed 2016-08-05
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2016

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

(604) 696.4236

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of August 5, 2016.

BLOX, INC.

Quarterly Report on Form 10-Q
for the Quarterly Period ended
June 30, 2016

INDEX

PART I - FINANCIAL INFORMATION

2

Item 1. Financial Statements

2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

12

Item 4. Controls and Procedures

12

PART II - OTHER INFORMATION

12

Item 1. Legal Proceedings

12

Item 1A. Risk Factors

13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3. Defaults Upon Senior Securities

13

Item 4. Submission of Matters to a Vote of Securities Holders

13

Item 5. Other Information

13

Item 6. Exhibits

13

SIGNATURES

14

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	June 30, 2016	March 31, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,366	$8,944
Prepaid expenses	5,741	9,341
Total Current Assets	19,107	18,285

Equipment (Note 5)	74,958	75,234
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,025,787	$1,025,241

LIABILITIES
Current Liabilities
Accounts payable	$47,571	$55,883
Royalty payments payable (Note 8)	56,570	56,739
Loans payable (Note 7)	486,727	363,283
Total Liabilities	590,868	475,905

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2016 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,039,506)	(8,925,089)
Total Stockholders' Equity	434,919	549,336
Total Liabilities and Stockholders' Equity	$1,025,787	$1,025,241

See accompanying notes to the condensed interim consolidated financial statements.

4`

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2016	June 30, 2015

Operating Expenses
Administration and office	$12,074	$23,573
Consulting and professional fees (Note 10)	91,272	65,917
Depreciation (Note 5)	276	394
Exploration (Note 6)	6,025	-
Foreign exchange	(1,633)	10,550
Interest	-	569
Share-based compensation	-	55,766
Travel	6,403	-
Total Operating Expenses	114,417	156,769

Net Loss and Comprehensive Loss for the period	$(114,417)	$(156,769)
Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	107,980,919

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2016	June 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(114,417)	$(156,769)
Non-cash adjustments:
Depreciation (Note 5)	276	394
Share-based compensation	-	55,766
Shares issued for services	-	21,410
Changes in non-cash working capital:
Prepaid expenses	3,600	4,493
Accounts payable and royalty payments payable	(8,481)	17,672
	(119,022)	(57,034)

FINANCING ACTIVITIES
Proceeds from loans payable (Note 7)	123,444	38,204

Increase (Decrease) in Cash and Cash Equivalents	4,422	(18,830)

Cash and Cash Equivalents, Beginning of Period	8,944	20,259

Cash and Cash Equivalents, End of Period	$13,366	$1,429

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #1500, 701 West Georgia Street, Vancouver, British Columbia, V7Y 1C6, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which has now been renamed “Blox Energy Inc.”  During the year ended March 31, 2015, the Company discontinued operations in Europe and disposed of Blox Energy Inc.’s subsidiary, Kenderesh Endeavors Corp.

2.

Basis of Presentation

(a)

Statement of Compliance

These condensed interim consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)

Basis of Presentation

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis except for financial instruments that have been measured at fair value.  These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information.  In the opinion of management, all adjustments (including normal recurring ones), considered necessary for fair value have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2017, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2016, including the accounting policies and notes thereto.

(c)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $114,417 for three months ended June 30, 2016, and has incurred cumulative losses since inception of $9,039,506. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder agreed to provide a bridge loan to finance the required working capital (Note 7).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

3.

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2016
Cash and cash equivalents	$ 13,366	$ -	$ -	$ 13,366

	Level 1	Level 2	Level 3	Total March 31, 2016
Cash and cash equivalents	$ 8,944	$ -	$ -	$ 8,944

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

5.

Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2016	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at June 30, 2016	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2016	5,086	161,060	166,146
Depreciation for the period	276	-	276
Balance at June 30, 2016	5,362	161,060	166,422

Carrying amounts
As at June 30, 2016	$3,398	$71,560	$74,958

Carrying amounts
As at March 31, 2016	$3,674	$71,560	$75,234

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

6.

Mineral Property Interest (continued)

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

Since the 2016 fiscal year, the Company has been working towards on finalizing Mansounia prolongation application and moving into pre-feasibility study phase. On May 6, 2016, the Company arranged the annual claim fee for $5,800 to maintain the Property in a good standing. During the three months ended June 30, 2016, the Company spent $6,025 (June 30, 2015 – $Nil) on the Property.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, June 30, 2016 and March 31, 2016	$931,722

7.

Loans Payable

On April 29, 2016, the Company entered into an amended bridge loan agreement with Waratah Invesetments Limited (“Waratah”), pursuant to which Waratah agreed to provide a loan of up to $461,219 (Cdn$600,000) to the Company to be used for general working capital until the completion of a financing of $1,153,048 (Cdn$1,500,000) by the Company. The original bridge loan agreement was to provide a loan of $115,305 (Cdn$150,000) to the Company.

As at June 30, 2016, the Company was indebted to Waratah, a controlling shareholder of the Company, in the amount of $486,727 (March 31, 2016 - $363,283). The loans are unsecured, non-interest bearing and have no fixed repayment terms.

8.

Royalty Payments Payable

Pursuant to a royalty payment agreement on a discontinued operation, as at June 30, 2016, the Company is indebted to Waratah in the amount of $56,570 (Cdn$73,591) (March 31, 2016 – $56,739). The debt is unsecured, non-interest bearing with no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

9.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at June 30, 2016 and March 31, 2016, exercisable at a price of $0.05 until February 27, 2019 (2.7 years).

(b)

Stock Options

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2015	6,000,000	$0.13
Granted	4,000,000	$0.01
Forfeited	(5,350,000)	$0.13

June 30, 2016 and March 31, 2016	4,650,000	$0.03

At June 30, 2016, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	4.1	4,000,000
$0.15	07-Aug-19	650,000	3.1	650,000
		4,650,000	4.0	4,650,000

10.

Related Party Transactions

The Company’s related parties include its controlling shareholder, directors and key management personnel. Transactions with related parties for goods and services are based on exchange amounts as agreed to by the related parties.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions (continued)

The Company incurred the following expenses with related parties during the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015

Compensation – Directors	$55,440	$32,568
Compensation – Officers	18,179	3,404

During the three month ended June 30, 2016, $2,196 (June 30, 2015 - $Nil) was paid for bookkeeping services to a company owned by an officer of the Company.

As at June 30, 2016, the Company had amounts payable of $34,891 (March 31, 2016 - $5,922) to the related parties. As at June 30, 2016, the Company was indebted to a controlling shareholder in the amount of $486,727 (March 31, 2016 - $363,283). This loan payable is unsecured, non-interest bearing and has no fixed repayment terms (Note 7). As of June 30, 2016, $56,570 (March 31, 2016 - $56,739) is owed to this controlling shareholder for royalty payments (Note 8).

11.

Commitments

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

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement.  The Agreements provide that closing is subject to completion of a private placement financing of up to US$1,500,000, consisting of units priced at $0.05 per unit, with each unit comprises a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years.  As of the issuance date of these interim consolidated financial statements, the due diligence and financing has not yet been completed.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

12.

Geographical Area Information

	Canada	Africa	Total
June 30, 2016:
Current assets	$19,107	$-	$19,107
Equipment	3,398	71,560	74,958
Mineral property interest	-	931,722	931,722
Total assets	$22,505	$1,003,282	$1,025,787

Total liabilities	$590,868	$-	$590,868

March 31, 2016:
Current assets	$18,285	$-	$18,285
Equipment	3,674	71,560	75,234
Mineral property interest	-	931,722	931,722
Total assets	$21,959	$1,003,282	$1,025,241

Total liabilities	$475,905	$-	$475,905

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $114,417 for the three months ended June 30, 2016, and has incurred cumulative losses since inception of $9,039,506. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended June 30, 2016 and 2015, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended June 30
	2016	2015
Administration and office	12,074	23,573
Consulting and professional fees	91,272	65,917
Depreciation	276	394
Foreign exchange	(1,633)	10,550
Interest expense	-	569
Travel expenses	6,403	-
Exploration expenses	6,025	-
Share-based compensation	-	55,766

Net Loss	114,417	156,769

We incurred a net loss of $114,417 ($0.00 loss per share) for the period ended June 30, 2016 compared to a loss of $156,769 ($0.00 loss per share) in the same period in 2015. In the quarter ended June 30, 2015, $55,766 of non-cash stock based compensation expenses were incurred and there was increased activity as a result of management’s activities in  Mansounia.

The increase in consulting and professional fees of $91,272 during the three months ended June 30, 2016, compared to $65,917 in the first quarter in 2015 relates to additional consultants retained.  Total office and administration expense incurred was $12,074 during the three months ended June 30, 2016, compared to $23,573 in the same period in 2015 due primarily to the outsourcing of administrative support.

Stock based compensation during the three months ended June 30, 2016 was $Nil, compared to $55,766, compared to $nil in fiscal 2015. Share-based compensation is a non-cash expense that resulted when we granted stock options in 2015. The stock options are being amortized over a period of 18 months from the grant date.

Management anticipates operating expenses will materially increase in future periods as the Company focuses on green mineral development and incurs increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2016	March 31, 2016
Current Assets	19,107	$ 18,285
Current Liabilities	590,868	475,905
Working Capital (Deficit)	(571,761)	(457,620)

Current Assets

The nominal increase in current assets as of June 30, 2016 compared to March 31, 2016 was primarily due to an increase in cash from $8,944 to $13,366, which was offset by a reduction in prepaid expenses from $9,341 to $5,741.

Current Liabilities

Current liabilities as at June 30, 2016 increased by $114,963 since March 31, 2016 primarily due to accrued loan payable, consulting fees and the timing of payment of invoices that were paid after June 30, 2016.

Cash Flow

Our cash flow was as follows:

	Three Months Ended June 30
	2016	2015
Net cash used in operating activities	(119,022)	(57,034)
Net cash provided (used) in investing activities	-	-
Net cash provided by financing activities	123,444	38,204
Decrease in cash and cash equivalents	4,422	(18,830)

Operating activities

The increase in net cash used in operating activities for the three months ended June 30, 2016, compared to the same period in 2015 was primarily as a result of increased activities during fiscal 2016 and share based compensation and share issued for services accounted for during the three months ended June 30, 2015.

Investing activities

There was no cash used in investing activities for the three months ended June 30, 2016 or June 30, 2015.

Financing activities

The increased net cash provided by financing activities for three months ended June 30, 2016, compared to the same period in 2015 was mainly attributable to the proceeds from a shareholder loan.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2016.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	August 5, 2016

19