Form 10-Q
period 2016-09-30
Blox, Inc.
filed 2016-11-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2016

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of November 14, 2016.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2016

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk

16

Item 4. Controls and Procedures

16

PART II - OTHER INFORMATION

17

Item 1. Legal Proceedings

17

Item 1A. Risk Factors

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Defaults Upon Senior Securities

17

Item 4. Submission of Matters to a Vote of Securities Holders

17

Item 5. Other Information

17

Item 6. Exhibits

17

SIGNATURES

18

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	September 30, 2016 (unaudited)	March 31, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,423	$8,944
Prepaid expenses	13,174	9,341
Total Current Assets	22,597	18,285

Equipment (Note 5)	74,683	75,234
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,029,002	$1,025,241

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$42,401	$55,883
Royalty payments payable (Note 8)	56,106	56,739
Loans payable (Note 7)	597,547	363,283
Total Liabilities	696,054	475,905

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2016 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,141,477)	(8,925,089)
Total Stockholders' Equity	332,948	549,336
Total Liabilities and Stockholders' Equity	$1,029,002	$1,025,241

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Operating Expenses
Administration and office	$ 10,500	$ 14,327	$ 22,574	$ 37,900
Consulting and professional fees (Note 10)	90,996	82,033	182,268	147,950
Depreciation (Note 5)	275	393	551	787
Exploration (Note 6)	1,486	3,568	7,511	3,568
Foreign exchange	(3,183)	(5,744)	(4,816)	4,804
Interest	-	850	-	1,419
Share-based compensation	-	542,146	-	597,913
Travel	1,897	-	8,300	-
Total Operating Expenses	101,971	637,573	216,388	794,341

Net Loss and Comprehensive Loss for the period	$ (101,971)	$ (637,573)	$ (216,388)	$ (794,341)
Net Loss Per Common Share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted	108,611,814	108,611,814	108,611,814	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2016	September 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(216,388)	$(794,341)
Non-cash adjustments:
Depreciation (Note 5)	551	787
Share-based compensation	-	597,913
Shares issued for services	-	35,859
Changes in non-cash working capital:
Prepaid expenses	(3,833)	2,910
Accounts payable and royalty payments payable	(14,115)	25,906
	(233,785)	(130,966)

FINANCING ACTIVITIES
Proceeds from loans payable (Note 7)	234,264	134,474

Increase in Cash and Cash Equivalents	479	3,508

Cash and Cash Equivalents, Beginning of Period	8,944	20,259

Cash and Cash Equivalents, End of Period	$9,423	$23,767

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2016 and 2015

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

(c)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $216,388 for the six months ended September 30, 2016, and has incurred cumulative losses since inception of $9,141,477. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder agreed to provide a bridge loan to finance the required working capital (Note 7).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2016 and 2015

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2016
Cash and cash equivalents	$ 9,423	$ -	$ -	$ 9,423

	Level 1	Level 2	Level 3	Total March 31, 2016
Cash and cash equivalents	$ 8,944	$ -	$ -	$ 8,944

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

5.

Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2016	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at September 30, 2016	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2016	5,086	161,060	166,146
Depreciation for the period	551	-	551
Balance at September 30, 2016	5,637	161,060	166,697

Carrying amounts
As at September 30, 2016	$3,123	$71,560	$74,683

Carrying amounts
As at March 31, 2016	$3,674	$71,560	$75,234

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

Six Months Ended September 30, 2016 and 2015

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

Since the 2016 fiscal year, the Company has been working towards on finalizing Mansounia prolongation application and moving into pre-feasibility study phase. On May 6, 2016, the Company arranged the annual claim fee for $5,800 to maintain the property in a good standing. During the six months ended September 30, 2016, the Company spent $7,511 (September 30, 2015 – $3,568) on the Property.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, September 30, 2016 and March 31, 2016	$931,722

7.

Loans Payable

On April 29, 2016, the Company entered into an amended bridge loan agreement with Waratah Investments Limited (“Waratah”), pursuant to which Waratah agreed to provide a loan of up to $461,219 (Cdn$600,000) to the Company to be used for general working capital until the completion of a financing of $1,153,048 (Cdn$1,500,000) by the Company. The original bridge loan agreement was to provide a loan of $115,305 (Cdn$150,000) to the Company.

As at September 30, 2016, the Company was indebted to Waratah, a controlling shareholder of the Company, in the amount of $597,547 (March 31, 2016 - $363,283). The loans are unsecured, non-interest bearing and have no fixed repayment terms.

8.

Royalty Payments Payable

Pursuant to a royalty payment agreement on a discontinued operation, as at September 30, 2016, the Company is indebted to Waratah in the amount of $56,106 (Cdn$73,591) (March 31, 2016 – $56,739). The debt is unsecured, non-interest bearing with no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

9.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at September 30, 2016 and March 31, 2016, exercisable at a price of $0.05 until February 27, 2019 (2.4 years).

(b)

Stock Options

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2015	6,000,000	$0.13
Granted	4,000,000	$0.01
Forfeited	(5,350,000)	$0.13
September 30, 2016 and March 31, 2016	4,650,000	$0.03

At September 30, 2016, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	3.8	4,000,000
$0.15	07-Aug-19	650,000	2.9	650,000
		4,650,000	3.7	4,650,000

10.

Related Party Transactions

The Company’s related parties include its controlling shareholder, directors and key management personnel. Transactions with related parties for goods and services are based on exchange amounts as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Compensation – Directors	$ 57,720	$ 11,108	$ 104,803	$ 11,108
Compensation – Officers	18,966	14,393	35,714	14,393
Share-based compensation	-	593,263	-	593,263

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions (continued)

During the six months ended September 30, 2016, $4,369 (September 30, 2015 - $Nil) was paid for bookkeeping services to a company owned by an officer of the Company.

As at September 30, 2016, the Company had amounts payable of $18,006 (March 31, 2016 - $5,922) to the related parties. As at September 30, 2016, the Company was indebted to a controlling shareholder in the amount of $597,547 (March 31, 2016 - $363,283). This loan payable is unsecured, non-interest bearing and has no fixed repayment terms (Note 7). As of September 30, 2016, $56,106 (March 31, 2016 - $56,739) is owed to this controlling shareholder for royalty payments (Note 8).

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

12.

Geographical Area Information

	Canada	Africa	Total
September 30, 2016:
Current assets	$22,597	$-	$22,597
Equipment	3,123	71,560	74,683
Mineral property interest	-	931,722	931,722
Total assets	$25,720	$1,003,282	$1,029,002

Total liabilities	$696,054	$-	$696,054

March 31, 2016:
Current assets	$18,285	$-	$18,285
Equipment	3,674	71,560	75,234
Mineral property interest	-	931,722	931,722
Total assets	$21,959	$1,003,282	$1,025,241

Total liabilities	$475,905	$-	$475,905

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $216,388 for the six months ended September 30, 2016, and have incurred cumulative losses since inception of $9,141,477. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Six Months Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended September 30, 2016 and 2015, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Six Month Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Administration and office	10,500	14,327	22,574	37,900
Consulting and professional fees	90,996	82,033	182,268	147,950
Depreciation	275	393	551	787
Foreign exchange	(3,183)	(5,744)	(4,816)	4,804
Interest	-	850	-	1,419
Travel expense	1,897	-	8,300	-
Exploration expenses	1,486	3,568	7,511	3,568
Share-based compensation	-	542,146	-	597,913

Net Loss	$ 101,971	$ 637,573	$ 216,388	$ 794,341

We incurred a net loss of $101,971 and $216,388 ($0.00 per share) for the three and six month ended September 30, 2016, compared to $637,573 and $794,341 ($0.01 loss per share), in the same periods in 2015. In the quarter ended September 30, 2015, $542,146 of non-cash stock based compensation expenses were incurred and there was increased activity as a result of management’s activities in Mansounia.

The increase in consulting and professional fees of $90,996 and $182,268 during the three and six months ended September 30, 2016, respectively, compared to $82,033 and $147,950 during the same quarters in 2015 relates to additional consultants retained.  Total office and administration expense incurred was $10,500 and $22,574 during the three and six months ended September 30, 2016, respectively, compared to $14,327 and $37,900 during the same periods in 2015 due primarily to the outsourcing of administrative support.

Stock based compensation expensed was $Nil for the three and six months ended September 30, 2016, compared to $542,146 and $597,913 for the three and six months ended September 30, 2015. During the period ended September 30, 2015, we granted a stock option to one director and options granted to previous directors and officers were forfeited during the three months ended September 30, 2015.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2016	March 31, 2016
Current Assets	$ 22,597	$ 18,285
Current Liabilities	696,054	475,905
Working Capital (Deficit)	$ (673,457)	$ (457,620)

Current Assets

The nominal increase in current assets as of September 30, 2016 compared to March 31, 2016 was primarily due to an increase in cash from $8,944 to $9,423, and an increase in prepaid expenses from $9,341 to $13,174.

Current Liabilities

Current liabilities as at September 30, 2016 increased by $220,149 since March 31, 2016, primarily due to a shareholder financing the working capital for the first two quarters for $234,264.

Cash Flow

Our cash flow was as follows:

	Six Months Ended September 30
	2016	2015
Net cash used in operating activities	$ (233,785)	$ (130,966)
Net cash used in investing activities	-	-
Net cash provided by financing activities	234,264	134,474
Increase (decrease) in cash and cash equivalents	$ 479	$ 3,508

Operating activities

The increase in net cash used in operating activities for the three and six months ended September 30, 2016, compared to the same periods in 2015 was primarily as a result of increased activities during fiscal 2016 and share based compensation and share issued for services accounted for during the six months ended September 30, 2015.

Investing activities

There is no cash used in investing activities for the six months ended September 30, 2016 or September 30, 2015.

Financing activities

The increased net cash provided by financing activities for the six months ended September 30, 2016, compared to the same period in 2015 was mainly attributable to the proceeds from a loan provided by a shareholder.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2016.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $630 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We did not issue any securities during the quarter ended September 30, 2016.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	November 14, 2016

18