Form 10-Q
period 2016-12-31
Blox, Inc.
filed 2017-02-10
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2016

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of February 10, 2017.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2016

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	December 31, 2016 (unaudited)	March 31, 2016 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,276	$8,944
Prepaid expenses	11,855	9,341
Total Current Assets	17,131	18,285

Equipment (Note 5)	74,407	75,234
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,023,260	$1,025,241

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 7,10)	$68,490	$55,883
Royalty payments payable (Note 8)	54,811	56,739
Loans payable (Note 7)	-	363,283
Total Current Liabilities	123,301	475,905
Long-term Liabilities
Loans payable (Note 7)	672,257	-
Total Liabilities	795,558	475,905

STOCKHOLDERS' EQUITY (Note 9)
Common Stock – 400,000,000 authorized
– 108,611,814 issued (March 31, 2016 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,246,723)	(8,925,089)
Total Stockholders' Equity	227,702	549,336
Total Liabilities and Stockholders' Equity	$1,023,260	$1,025,241

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Operating Expenses
Administration and office	$8,401	$6,444	$30,975	$44,344
Consulting and professional fees (Note 10)	88,414	35,807	270,682	183,757
Depreciation (Note 5)	276	394	827	1,181
Exploration (Note 6)	10,706	3,438	18,217	7,006
Foreign exchange	(11,479)	(3,490)	(16,295)	1,314
Interest (Note 7)	2,845	533	2,845	1,952
Share-based compensation	-	5,111	-	603,024
Travel	6,083	-	14,383	-
Total Operating Expenses	105,246	48,237	321,634	842,578

Net Loss and Comprehensive Loss for the period	$(105,246)	$(48,237)	$(321,634)	$(842,578)
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,611,814	108,611,814	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2016	December 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(321,634)	$(842,578)
Non-cash adjustments:
Depreciation (Note 5)	827	1,181
Share-based compensation	-	603,024
Changes in non-cash working capital:
Prepaid expenses	(2,514)	37,721
Accounts payable, interest payable and royalty payments payable	10,679	35,055
	(312,642)	(165,597)

FINANCING ACTIVITIES
Proceeds from loans payable (Note 7)	308,974	173,246

(Decrease) Increase in Cash and Cash Equivalents	(3,668)	7,649

Cash and Cash Equivalents, Beginning of Period	8,944	20,259

Cash and Cash Equivalents, End of Period	$5,276	$27,908

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

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

(c)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $321,634 for the nine months ended December 31, 2016, and has incurred cumulative losses since inception of $9,246,723 as at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder agreed to provide a bridge loan to finance the required working capital (Note 7).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

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

Financial instruments classified as Level 1 – quoted prices in active markets include cash and cash equivalents.

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2016
Cash and cash equivalents	$ 5,276	$ -	$ -	$ 5,276

	Level 1	Level 2	Level 3	Total March 31, 2016
Cash and cash equivalents	$ 8,944	$ -	$ -	$ 8,944

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

5.

Equipment

	Office Equipment	Machinery	Total

Cost
Balance at March 31, 2016	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at December 31, 2016	8,760	232,620	241,380

Accumulated Depreciation
Balance at March 31, 2016	5,086	161,060	166,146
Depreciation for the period	827	-	827
Balance at December 31, 2016	5,913	161,060	166,973

Carrying amounts
As at December 31, 2016	$2,847	$71,560	$74,407

Carrying amounts
As at March 31, 2016	$3,674	$71,560	$75,234

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

6.

Mineral Property Interest

The Company entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") among Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors, which right was exercised by the Company

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

6.

Mineral Property Interest (continued)

In consideration for the acquisition of the interest in the Property, the Company paid in cash $100,000 to BGL and $40,000 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $140,000, and $10,000 for an independent valuation of the property. Additionally, $781,722 was capitalized to mineral property interests, being the fair value of the first tranche of shares. The fair value of the first tranche shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

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

The mining exploration license for the Company was renewed for twelve months on September 26, 2016, and  the Company is now proceeding with the pre-feasibility study phase. During the nine months ended December 31, 2016, the Company spent $18,217 (December 31, 2015 – $7,006) on the property.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, December 31, 2016 and March 31, 2016	$931,722

7.

Loans Payable

On November 1, 2016, the Company entered into an amended bridge loan agreement with Waratah Investments Limited (“Waratah”), pursuant to which Waratah agreed to loan to the Company up to Cdn$1,500,000 (US$1,117,200), which funds are to be used for general working capital until the completion of a financing of Cdn$1,500,000 by the Company. The original bridge loan agreement dated April 17, 2015, was to provide a loan of Cdn$150,000 to the Company, which was subsequently amended on April 29, 2016 to increase the loan amount to Cdn$600,000.

Pursuant to the terms of the amended bridge loan agreement, Waratah has the option to convert all or part of the outstanding bridge loan or any portion remaining upon the expiry date of the term, being April 17, 2020, into units at a share price to be determined based on the volume weighted average price of the Company’s stock on the OTCBB on the five trading days prior to the expiry date, less 20%. Each unit shall consist of one share and one warrant entitling the holder to purchase one additional share, exercisable for a term of two years from the date of issuance.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

7.

Loans Payable (continued)

In addition, at any time during the term of the amended bridge loan agreement, Waratah may require that interest be paid on the outstanding bridge loan at the prime business rate of the Bank of Canada on the date that Waratah submits a written request for payment of interest on the loan. Thereafter, the Company shall pay interest to Waratah on the aggregate outstanding bridge loan, payable semi-annually in arrears on the last business day of March and September of each calendar year.

As at December 31, 2016, the Company is indebted to Waratah, a controlling shareholder of the Company, in the amount of $672,257 (March 31, 2016 - $363,283). For the nine months ended December 31, 2016, the Company accrued interest of $2,845 (December 31, 2015 - $Nil) for this loan.

8.

Royalty Payments Payable

Pursuant to a royalty payment agreement on a discontinued operation, as at December 31, 2016, the Company is indebted to Waratah in the amount of $54,811 (Cdn$73,591) (March 31, 2016 – $56,739). The debt is unsecured, non-interest bearing with no fixed repayment terms.

9.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at December 31, 2016 and March 31, 2016, exercisable at a price of $0.05 until February 27, 2019 (2.2 years).

(b)

Stock Options

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2015	6,000,000	$0.13
Granted	4,000,000	$0.01
Forfeited	(5,350,000)	$0.13
December 31 and March 31, 2016	4,650,000	$0.03

At December 31, 2016, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	3.6	4,000,000
$0.15	07-Aug-19	650,000	2.6	650,000
		4,650,000	3.4	4,650,000

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions

The Company’s related parties include its controlling shareholder, directors and key management personnel. Transactions with related parties for goods and services are based on exchange amounts as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Compensation – Directors	$57,339	$-	$162,161	$11,108
Compensation – Officers	16,390	15,478	49,873	30,630
Stock-based compensation	-	5,111	-	598,375

During the nine months ended December 31, 2016, $6,500 (December 31, 2015 - $Nil) was paid for bookkeeping services to a company owned by an officer of the Company.

As at December 31, 2016, the Company was indebted the amounts as below to its related parties:

	December 31, 2016	March 31, 2016

Accounts payable and accrued liabilities (Note 7)	$51,527	$5,922
Loan payable (Note 7)	672,257	363,283
Royalty payable (Note 8)	54,811	56,739

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2016 and 2015

(Unaudited – Expressed in U.S. Dollars)

12.

Geographical Area Information

	Canada	Africa	Total
December 31, 2016:
Current assets	$17,131	$-	$17,131
Equipment	2,847	71,560	74,407
Mineral property interest	-	931,722	931,722
Total assets	$19,978	$1,003,282	$1,023,260

Total liabilities	$795,558	$-	$795,558

March 31, 2016:
Current assets	$18,285	$-	$18,285
Equipment	3,674	71,560	75,234
Mineral property interest	-	931,722	931,722
Total assets	$21,959	$1,003,282	$1,025,241

Total liabilities	$475,905	$-	$475,905

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

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") with Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Mansounia Property") from the Vendors, which right was exercised.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $105,426 and $321,634 for the three and nine months ended December 31, 2016, and have incurred cumulative losses since inception of $9,246,723.  These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

We will need to raise additional funds to finance continuing operations. However, there are no assurances that we will be successful in raising additional funds. Without sufficient additional financing, it would be unlikely for us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in this quarterly report and eventually secure other sources of financing and attain profitable operations.

Results of Operations

Three and Nine Months Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended December 31, 2016 and 2015, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016 $	December 31, 2015 $	December 31, 2016 $	December 31, 2015 $
Administration and office	8,401	6,444	30,975	44,344
Consulting and professional fees	88,414	35,807	270,682	183,757
Depreciation	276	394	827	1,181
Exploration	10,706	3,438	18,217	7,006
Foreign exchange	(11,479)	(3,490)	(16,295)	1,314
Interest expenses	2,845	533	2,845	1,952
Travel	6,083	-	14,383	-
Share-based compensation	-	5,111	-	603,024

Net Loss	105,246	48,237	321,634	842,578

We incurred a net loss of $105,246 and $321,634 ($0.00 per share) for the three and nine month ended December 31, 2016, compared to $48,237 and $842,578 ($0.01 loss per share), in the same periods in 2015. In the nine months ended December 31, 2015, $603,024 of non-cash stock based compensation expenses were incurred and during the nine months ended December 31, 2016 there was increased activity as a result of management’s activities in Mansounia.

The increase in consulting and professional fees of $88,414 and $270,682 during the three and nine months ended December 31, 2016, respectively, compared to $35,807 and $183,757 during the same quarters in 2015 relates to additional consultants retained.  Total office and administration expenses incurred was $8,401 and $30,975 during the three and nine months ended December 31, 2016, respectively, compared to $6,444 and $44,344 during the same periods in 2015 due primarily to the outsourcing of administrative support.

Stock based compensation expensed was $Nil for the three and nine months ended December 31, 2016, compared to $5,111 and $603,024 for the three and nine months ended December 31, 2015. During the period ended December 31, 2015, we granted a stock option to one director and options granted to previous directors and officers were forfeited during the same period.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2016	March 31, 2016
Current Assets	$ 17,131	$ 18,285
Current Liabilities	123,301	475,905
Working Capital (Deficit)	$ (106,170)	$ (457,620)

Current Assets

The nominal decrease in current assets as of December 31, 2016 compared to March 31, 2016 was primarily due to an decrease in cash from $8,944 to $5,276, which was offset by an increase in prepaid expenses from $9,341 to $11,855.

Current Liabilities

Current liabilities as at December 31, 2016 decreased by $352,604 since March 31, 2016, primarily due to a loan payable that was recently renewed and accordingly, was reclassified as a long-term liability.

Cash Flow

Our cash flow was as follows:

	Nine months Ended December 31
	2016 $	2015 $
Net cash used in operating activities	(312,642)	(165,597)
Net cash used in investing activities	-	-
Net cash provided by financing activities	308,974	173,246
Increase (decrease) in cash and cash equivalents	(3,668)	7,649

Operating activities

The increase in net cash used in operating activities for the three and nine months ended December 31, 2016, compared to the same periods in 2015 was primarily as a result of increased operating activities on the Mansounia property during fiscal 2016.

Investing activities

There is no cash used in investing activities for the nine months ended December 31, 2016 or December 31, 2015.

Financing activities

The increased net cash provided by financing activities for the nine months ended December 31, 2016, compared to the same period in 2015 was mainly attributable to the increased funding from a loan provided by a shareholder.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2016.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $3,600 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We did not issue any securities during the quarter ended December 31, 2016.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	February 10, 2017

20