Form 10-K
period 2017-03-31
Blox, Inc.
filed 2017-06-29
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2017

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

Accelerated filer   ☐

Non-accelerated filer   ☐

Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No.   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2017 was $4,271,591.

The number of shares outstanding of the registrant’s common stock as of June 29, 2017 was 108,611,814.

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

Item 1.

Business

We are primarily engaged in acquiring mineral assets and applying green innovation to traditional mining methods and combining renewable energy and technology into the process.

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

Description of Property

Mansounia Property, Guinea, West Africa

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

The Mansounia Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.  The Mansounia Property has a mineral resource estimate of 1.29Moz above a 0.4 g/t Au cut-off grade classified as indicated and inferred (reported by Runge Limited in accordance with the JORC guidelines and code for the Reporting or Mineral Resource Estimates, 2011). The total concession covers an area of 145km2 and is largely unexplored.

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. On October 25, 2016, an exploration permit extension was granted for a period of 12-months.  The purpose of the extension was to provide time to complete the required feasibility study and environmental impact assessment that will be submitted to Ministre des Mines et de la Géologie and the La Ministre de l’Environnement, des Eaux et Forêts. Work has commenced on the feasibility study and a consultant has been engaged to commence the environmental impact assessment.  It is our intention to obtain an exploitation permit, which would give us the exclusive right to mine and dispose of minerals for 15 years, with a possible five-year extension.  In February 2017, our directors and management teams from Vancouver and Guinea met in Accra, Ghana, to further the process of advancing a project viability study for the Mansounia Property.  The environmental impact assessment of the concession is in progress.  Once completed, the results of these two studies will be presented to the Guinea Ministry of Mines and Geology and the Environmental Protection Agency in Guinea, with a view to advancing towards an exploitation license.

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

Within 14 days of commercial gold production being publicly declared from ore mined from the Mansounia Property, we will issue BGL and EML a second tranche of shares of our common stock (the "Second Tranche Shares"). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of our common stock over a 20-day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

The field program scheduled last year for the Mansounia Property has now been completed with results pending.  Crews were on the ground at Mansounia undertaking geological traverses and collecting soil and rock grab samples.  Those samples have now been sent to the laboratory for analysis.  No results were available as at the date of this Form 10-K Annual Report.

In May 2017, we announced the results of a field reconnaissance program over our central and southern Mansounia Property areas, which has resulted in confirmation of the existence of local anomalism for gold and minor occurrences of free gold (in-excess of 20ppb - geological background values).  For full results, see the table below.  The results are preliminary in nature and not conclusive evidence of the likelihood of the occurrence of a mineral deposit.

Table 1: Complete grab sampling results – Mansounia Field Reconnaissance

Notes:

•

The results above are preliminary in nature and not conclusive evidence of the likelihood of the occurrence of a mineral deposit.

•

Coordinates are taken on a hand held GPS thus have +/- 5m accuracy.

•

Figures in the above table are prepared by SGS at the SGS laboratory in Burkina Faso, of 11 Kossodo, Zone Industrielle, 11 BP 565 Ougadougou.

•

Results are in parts per billion (ppb) with a lower detection limit of 1ppb applying, readings which analysis showed to be below 2ppb are replaced with <1ppb.

•

Analytical method is by BLE61M - Cyanide Leach / Solvent Extraction / Gold / AAS finish.

•

Geological descriptions are those of the independent consultant Scott Taylor Limited consultant engaged by Blox to execute the field program and cannot be construed as definitive.

Based on the highly encouraging results obtained from historical soils geochemical programs and in-line with recent desktop and field studies undertaken by Spiers Geological Consultants (SGC 2016), a number of key target areas were identified for follow-up field activities.  Our understanding of the deposit and surrounding areas continues to grow with each field season, and, to date, robust geological and structural context for the area/s have been developed using modelling software. The model is based on, and continually refined, using the pre-existing regional geochemical soil and rock chip sampling and drill-hole data from the Mansounia Property area.  Further funding is required to explore these new target areas, which is now a priority for management.

Pramkese, Osenase and Asamankese, Ghana, West Africa

On June 22, 2013, we entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) whereby we agreed purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, we agreed to issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of a private placement financing of up to $1,500,000, consisting of units priced at $0.05 per unit, with each unit to be comprised of one common share and one share purchase warrant, exercisable at $0.05 for five years.  Closing the Agreement is also conditional upon receiving legal opinions of Ghana counsel confirming various matters relating to the laws of Ghana, including corporate and title opinions; the Company receiving legal opinions of Australian counsel confirming various matters relating to the laws of Australia, including corporate and title opinions; completion of certain ongoing transactions by Quivira relating to the transfer of title to certain assets and to an assignment of debt; and preparation of U.S. GAAP consolidated financial statements for Quivira.

Our directors conducted their first visit to Ghana in August 2015, when they visited the Birim Region where the three Ghanaian concessions are located.  The objective was to carry out a geological reconnaissance over the areas to identify potentially favourable lithologies.  The directors inspected the existing field programs in Ghana and oversaw the planning and implementation of programs for the near future.

Research and Development Activities

In addition to activities associated with the Mansounia Project, we have been involved with research and development studies relating to the other key pillars of the business, namely: technology, energy and expansion in Africa.  Management is keen to develop new businesses in these key areas as they form part of our overall mandate.  Diversifying into new (non-mining) markets, such as energy and technology, and expanding our presence in Africa offers a range of potential benefits.  It is the opinion of management that establishing new revenue streams in several arenas will not only benefit our company as a whole but will also help insulate it from fluctuations in the price of precious metals.

We are currently working closely with strategic partners to develop our own, in-house tenement management software system to provide semi-automated, accurate, timely and compliant reporting on our four mining concessions in West Africa.  As part of the Quivira Gold acquisition that also included Strategic Marketing Australia and the bespoke ERP software system, Abacus, we also have the right to acquire a 50% interest in Post One, an electronic document transfer system.  Although Post One is still in the research and development stage, management believes that it has the potential to fill a gap in the manner in which professionals exchange sensitive and notarised documents and could create a potential future income stream for the Company.

Since inception, we have been committed to greening the mining process through the utilisation of new, clean and sustainable technologies.  Our aim is to significantly reduce the carbon emissions from any future mining operations, where possible and efficacious, to produce ‘green gold’ and market it as such.  Initially, this can be partially achieved with the use of alternative energy sources at the mine site and camp.  Guinea is the watershed of West Africa and we plan to work with experts to explore the option of investing in hydro-electric power for our Mansounia Property, to initially replace part, and ultimately all, of the conventional diesel power generation or coal-fired grid power that will be utilised in our future operations.

Green or small-scale hydropower is deemed in the USA to be a plant that generates less than 30MW.  Hydropower utilizes moving water to generate electricity and has been used – particularly in isolated areas – for many decades. Small-scale hydropower systems can be installed in small rivers, streams or in the existing water supply networks. As opposed to large-scale hydropower systems, small-scale hydropower can be installed with negligible environmental impact on existing ecosystems.

In the first instance, we will aim to supply approximately 2.5MW to satisfy the demand of the initial power requirements of the project.  With additional funding, it may be possible to scale this up to 10MW to allow for expansion of our production.  A 20MW hydroelectric power plant would offer the potential to sell excess power (surplus to mine requirements) into the Guinean power grid and return an additional income to our company.  A scoping study to examine the opportunities for small-scale hydropower around Mansounia will be commenced in the near future.

We also have a strong commitment to wealth creation, prosperity and education for locals within the catchment areas of our concessions both in Guinea and Ghana.  Part of our mandate includes:

•

providing education and training to allow locals to gain employment on our future mine sites;

•

offering English language and mathematics courses;

•

providing additional infrastructure such as housing, roads and energy where possible, in accordance with our sustainability goals; and

•

implementing the United Nations’ 17 goals for Sustainable Development and Growth (UN17 SDG) across all our projects for the benefit of locals and as examples of how green, responsible mining can be carried out.

Geological and Technical Consultants

Robert Spiers has held a number of senior Geologist and mine management positions, over the last 25 years, with companies in Australia and across the world, operating in a broad range of commodities, including gold. He has a vast degree of experience in all aspects of project valuation, resource estimation, exploration planning and management, resource development programs, construction and application of 3D geological models with utilization in the estimation and extraction of ore bodies. Mr. Spiers is also a Competent Person (Qualified Person) under the JORC 2012 Code & Guidelines and the NI 43-101 instrument for the reporting of Mineral Resource Estimates.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss and comprehensive loss of $439,563 and $875,294 for the years ended March 31, 2017 and March 31, 2016, respectively, and have incurred cumulative losses since inception of $9,364,652 as of March 31, 2017. These factors raise substantial doubt about our ability to continue as going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital.

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

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $70,961 as of March 31, 2017 (March 31, 2016 - $457,620) and we do not have sufficient funds to complete any work on the Mansounia Property. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock and shareholder loans. Pursuant to an agreement dated April 28, 2016, Waratah Capital Ltd. agreed to increase its bridge loan from C$600,000 to C$1,500,000 to cover our general working capital requirements.  The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of June 29, 2017, we had 108,611,814 shares of common stock outstanding. Accordingly, we may issue up to an additional 291,388,186 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”.  On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”.  The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2017 and March 31, 2016 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Price ($)	Low Price ($)
March 31, 2017	0.23	0.10
December 31, 2016	0.10	0.013
September 30, 2016	0.0178	0.01
June 30, 2016	0.015	0.0112
March 31, 2016	0.02	0.01
December 31, 2015	0.0495	0.02
September 30, 2015	0.25	0.025
June 30, 2015	0.12	0.025

On June 27, 2017, the price of our common stock as reported by the OTCQB was $0.21 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Computershare Trust Company, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia V6C 3B9, Tel: 604-661-9400, Fax: 604-661-9549.

Holders of Common Stock

As of June 29, 2017, we had 108,611,814 shares of our common stock issued and outstanding held by 34 holders of record.

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

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2017.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

We were incorporated in the State of Nevada on July 21, 2005 and are engaged in the exploration of early-stage mineral properties.  On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 with Joseph Boampong Memorial Institute Ltd. and Equus Mining Ltd., Burey Gold Guinee sarl and Burey Gold Limited and, collectively with EML and BGGs, pursuant to which we agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession. We also announced that we had exercised that right and had acquired a 78% beneficial interest in the Mansounia Property.

Plan of Operation

Our plan of operation for the next twelve months is to commence a feasibility study on our Mansounia Property in order to obtain an exploitation permit, which management anticipates will allow us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension, subject to our obtaining the necessary funding.

In the coming year, we also plan to initiate exploration programs for our three concessions in the Birim Region of Ghana.  In particular, our Osenase tenement, which shares a boundary with GCD - a company that has produced millions of carats of diamonds.  Systematic exploration at Osenase by Cornucopia in the 1990s showed massive meta-ultramafic occurs in several horizons from which GCD have already produced diamonds. Diamonds from the bulk samples at several site streams contained diamonds that have been reported by Kaminsky 1996 to have been derived from a nearby bedrock source. The diamonds are of large size and have surface features that are easily removed by transport.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2017, we had an accumulated deficit of $9,416,035.  Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2017 and 2016 which are included herein.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2017 ($)	Year ended March 31, 2016 ($)
Operating Expenses
Consulting and professional fees	367,750	272,070
Depreciation	1,102	1,574
Exploration	70,600	7,411
Foreign exchange	(10,863)	5,354
Office and administration fees	37,298	47,681
Other expense	-	4,787
Stock-based compensation	-	607,652
Travel	29,009	13,000
Total Operating Expenses	494,896	959,529

Other Income
Gain on debt settlement	(55,333)	(76,497)

Loss from Continuing Operations	(439,563)	(883,032)

Gain from Discontinued Operations	-	7,738

Net Loss and Comprehensive Loss for the year	(439,563)	(875,294)

We incurred a net loss of $439,563 ($0.00 per share) for the year ended March 31, 2017 (“Fiscal 2017”), compared to $875,294 ($0.01 loss per share) for the year ended March 31, 2016 (“Fiscal 2016”).  We maintain lower level of activities as we are currently relying on shareholder loans to finance our operations.

The following is a breakdown of the operating expenses during Fiscal 2017, compared to Fiscal 2016:  consulting and professional fees incurred were $367,750 for Fiscal 2017, compared to $272,070 for Fiscal 2016; office and administration expenses were $37,298 for Fiscal 2017, compared to $47,681 for Fiscal 2016; foreign exchange was ($10,863) for Fiscal 2017, compared to $5,354 for Fiscal 2016; travel was $29,009 for Fiscal 2017, compared to $13,000 for Fiscal 2016; and explorations costs were $70,600 for Fiscal 2017, compared to, compared to $7,411 for Fiscal 2016.  The primary reason for the increased costs during Fiscal 2016 related to stock based compensation of $607,652 incurred during Fiscal 2016, compared to $Nil during Fiscal 2017.  During Fiscal 2016 we also realized a gain in reversal of accrued liabilities of $76,497, compared to $55,333 for Fiscal 2017 and a gain from discontinued operations of $7,738, compared to $Nil for Fiscal 2017.  The consulting and professional fees increased during Fiscal 2017 as a result of the retention of additional consultants as we carried out work on our Mansounia Property.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur the associated costs as a result of carrying out work on our Mansounia Property.

Liquidity and Capital Resources

Working Capital

	At March 31, 2016 ($)	At March 31, 2016 ($)
Current assets	19,634	18,285
Current liabilities	90,595	475,905
Working capital (deficiency)	(70,961)	(457,620)

Current Assets

The increase in current assets as of March 31, 2017 compared to March 31, 2016 was primarily due to an increase in cash by $5,141.

Current Liabilities

Current liabilities as at March 31, 2017 decreased by $385,310 as a result of an amendment to the bridge loan agreement with Waratah Capital Ltd. in April 2016 and again on November 1, 2016, pursuant to which the loan is now classified as a long term liability.

Cash Flow

Our cash flow for the years ended March 31, 2017 and, 2016 was as follows:

	Year Ended March 31, 2017 ($)	Year Ended March 31, 2016 ($)
Net cash used in operating activities	(456.696)	(282,824)
Net cash provided (used) in investing activities	-	-
Net cash provided by financing activities	461,837	271,509
Net increase (decrease) in cash and cash equivalents	5,141	(11,315)

Operating activities

The increase in net cash used in operating activities from Fiscal 2016 to Fiscal 2017 was primarily as a result of increased activity related to the Mansounia Property.

Financing activities

The increased net cash provided by financing activities for Fiscal 2017 compared to Fiscal 2016 was mainly attributable to proceeds from a loan provided by a shareholder.

Critical Accounting Policies

(i)

Determination of functional currencies

In determining our functional currency, we periodically review our primary and secondary indicators to assess the primary economic environment in which we operate in determining our functional currencies.  We analyze the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled.  We also analyze secondary indicators such as the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining our predominant economic environment requires significant judgment.

(ii)

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a net and comprehensive loss of $439,563 and $875,294 for the years ended March 31, 2017 and 2016, respectively, and have incurred cumulative losses since inception of $9,364,652. These factors raise substantial concern about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary debt and/or equity financing to continue operations.  Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year, including plans to raise additional equity financing, controlling costs and reducing operating losses.  Waratah Capital Ltd., the Company’s controlling shareholder, continues to provide a bridge loan to finance our required working capital needs.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $4,700 in cash.  We will seek to sell additional equity or debt securities or obtain additional credit facilities.   In addition, by Agreement dated April 29, 2016, as subsequently amended on November 1, 2016, Waratah Capital Ltd. agreed to increase its bridge loan from C$600,000 to C$1,500,000 for our general working capital costs.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Blox, Inc.

We have audited the accompanying consolidated balance sheets of Blox, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blox, Inc. as at March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Morgan & Company LLP”

June 27, 2017	Chartered Professional Accountants

PO Box 10007, 1630 – 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1A1

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgancollp.com

Blox, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As At	As At
	March 31, 2017	March 31, 2016

ASSETS
Current Assets
Cash (Note 9)	$14,085	$8,944
Prepaid expenses	5,549	9,341
Total Current Assets	19,634	18,285

Equipment (Note 5)	74,132	75,234
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,025,488	$1,025,241

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$90,595	$55,883
Royalty payments payable (Note 11)	-	56,739
Loans payable (Note 10)	-	363,283
Total Current Liabilities	90,595	475,905
Long-term Liabilities
Loans payables (Note 10)	825,120	-
Total Liabilities	915,715	475,905

STOCKHOLDERS' EQUITY
Common Stock (Note 8) – 400,000,000 authorized – 108,611,814 issued (2016 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,364,652)	(8,925,089)
Total Stockholders' Equity	109,773	549,336
Total Liabilities and Stockholders' Equity	$1,025,488	$1,025,241

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2017	March 31, 2016

Operating Expenses
Consulting and professional fees (Note 13)	$367,750	$272,070
Depreciation	1,102	1,574
Exploration (Note 6)	70,600	7,411
Foreign exchange	(10,863)	5,354
Office and administration fees (Note 13)	37,298	47,681
Other expense	-	4,787
Stock-based compensation (Notes 8b & 13)	-	607,652
Travel	29,009	13,000
Total Operating Expenses	494,896	959,529

Other Income
Gain on debt settlement (Note 11)	(55,333)	(76,497)

Loss from Continuing Operations	(439,563)	(883,032)

Gain from Discontinued Operations (Note 15)	-	7,738
Net Loss and Comprehensive Loss for the Year	$(439,563)	$(875,294)
Net loss per common share – continuing operations	$(0.00)	$(0.01)
Net loss per common share – discontinued operations	-	0.00
Net Loss Per Common Share	$(0.00)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,611,814

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Surplus	Income	Deficit	Equity

March 31, 2015	108,611,814	$967	$5,957,211	$2,893,103	$15,491	$(8,049,795)	$816,977

Stock-based compensation	-	-	-	607,653	-	-	607,653
Net loss for the year	-	-	-	-	-	(875,294)	(875,294)
March 31, 2016	108,611,814	967	5,957,211	3,500,756	15,491	(8,925,089)	549,336

Net loss for the year	-	-	-	-	-	(439,563)	(439,563)
March 31, 2017	108,611,814	$967	$5,957,211	$3,500,756	$15,491	$(9,364,652)	$109,773

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Loss from continuing operations	$(439,563)	$(883,032)
Non-cash items:
Depreciation	1,102	1,574
Shares issued for services	-	38,259
Stock-based compensation	-	607,653
Gain on debt settlement	(55,333)	-
Changes in non-cash working capital:
Prepaid expenses	3,792	(3,648)
Accounts payable and accrued liabilities	34,712	(42,269)
Royalty payments payable	(1,406)	(1,361)
Cash used in operating activities	(456,696)	(282,824)

FINANCING ACTIVITIES
Proceeds from loans	461,837	271,509
Cash provided by financing activities	461,837	271,509

Increase (Decrease) in Cash	5,141	(11,315)
Cash, Beginning of Year	8,944	20,259
Cash, End of Year	$14,085	$8,944

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

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

ii)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $439,563 and $875,294 for the years ended March 31, 2017 and 2016, respectively, and has incurred cumulative losses since inception of $9,364,652 (2016 - $8,925,089).

ii)

Going Concern (Continued)

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder continued to provide a bridge loan to finance the required working capital (Note 10).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

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

Transaction costs associated with FVTPL financial assets are expensed as incurred, while transaction costs associated with all other financial assets are included in the initial carrying amount of the asset.

A financial asset is assessed at each reporting date to determine whether there is any objective evidence that it is impaired. A financial asset is considered to be impaired if objective evidence indicates that one or more events have had a negative effect on the estimated future cash flows of that asset.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (Continued)

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

(f) Decommissioning Liabilities

A legal or constructive obligation to incur restoration, rehabilitation and environmental costs may arise when environmental disturbance is caused by the operation of an alternative energy plant.  Such costs arising from the decommissioning of plant and other site preparation work, discounted to their net present value, are provided for and capitalized to the carrying amount of the asset, as soon as the obligation to incur such costs arises.  A pre-tax discount rate that reflects the time value of money and the risks specific to the liability are used to calculate the net present value of the expected future cash flows.  These costs are charged to profit on loss over the economic life of the related asset, through depreciation expense using relevant amortization method.  The related liability is progressively increased each period as the effect of discounting unwinds, creating an expense recognized in profit or loss.  The liability is assessed at each reporting date for changes to the current market-based discount rate, amount or timing of the underlying cash flows needed to settle the obligation.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

3.   Significant Accounting Policies (Continued)

(g)  Income Taxes (Continued)

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2017.

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

(j)

Exploration and evaluation

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

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

5.   Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2015	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at March 31, 2017 and 2016	$8,760	$232,620	$241,380

Accumulated Depreciation
Balance at March 31, 2015	$3,512	$161,060	$164,572
Depreciation for the year	1,574	-	1,574
Balance at March 31, 2016	5,086	161,060	166,146
Depreciation for the year	1,102	-	1,102
Balance at March 31, 2017	$6,188	$161,060	$167,248

Carrying amounts
As at March 31, 2017	$2,572	$71,560	$74,132

Carrying amounts
As at March 31, 2016	$3,674	$71,560	$75,234

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

6.   Mineral Property Interest (Continued)

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country's third largest city, Kankan.

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, the Company obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company's intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5-year extension. The Company has commenced work on the feasibility study and environmental impact assessment required for obtaining this permit.

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

The mining exploration license for the Company was renewed for twelve months on September 26, 2016, and the Company is now proceeding with the pre-feasibility study phase. During the year ended March 31, 2017, the Company spent $70,600 (2016 – $7,411) on the property.

Mansounia Property, West Africa
Acquisition of mineral property interest
$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

Balance, March 31, 2017 and 2016	$931,722

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

7.   Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada and the United States.  The consolidated provision for income taxes varies from the amount that would be computed from applying the combined statutory income tax rates to net loss before taxes were approximately as follows:

	2017	2016
Combined statutory rate	34%	34%
Expected income tax recovery	$ (149,000)	$ (301,000)
Non-deductible differences and other	(5,000)	(116,000)
Deferred tax assets not recognized	154,000	417,000
Income tax provision	$ -	$ -

The significant components of the Company’s deferred income tax assets were approximately:

	2017	2016
Losses available for future periods	$1,481,000	$1,327,000
Tax assets not recognized	(1,481,000)	(1,327,000)
Net deferred income tax asset	$-	$-

The Company has non-capital losses of approximately $4,765,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada	United States

2027	$-	$1,000
2028	-	16,000
2029	-	35,000
2030	-	30,000
2031	-	78,000
2032	237,000	24,000
2033	813,000	53,000
2034	462,000	511,000
2035	11,000	1,688,000
2036	-	312,000
2037	-	494,000
	$1,523,000	$3,242,000

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

8.   Common Stock

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at March 31, 2017 and 2016 exercisable at $0.05 until February 27, 2019 (1.9 years).

(b)

Stock Options

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

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
March 31, 2015	6,000,000	$0.13
Granted	4,000,000	$0.01
Forfeited	(5,350,000)	$0.13
Balance, March 31, 2017 and 2016	4,650,000	$0.03

At March 31, 2017, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	2.4	4,000,000
$0.15	07-Aug-19	650,000	3.3	650,000
		4,650,000	3.2	4,650,000

During the year ended March 31, 2017, the Company recognized $Nil (2016 - $607,652) as stock-based compensation expenses as a result of stock options granted in the fiscal year end and vesting of previous option grants.

9.   Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 – fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

9.   Fair Value of Financial Instruments (Continued)

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total March 31, 2017
Cash	$ 14,085	$ -	$ -	$ 14,085

	Level 1	Level 2	Level 3	Total March 31, 2016
Cash	$ 8,944	$ -	$ -	$ 8,944

10.   Loans Payable

On November 1, 2016, the Company entered into an amended bridge loan agreement with Waratah Investments Limited (“Waratah”), pursuant to which Waratah agreed to loan to the Company up to Cdn$1,500,000 (US$1,126,972), which funds are to be used for general working capital until the completion of a financing of Cdn$1,500,000 by the Company. The original bridge loan agreement dated April 17, 2015, was to provide a loan of Cdn$150,000 to the Company, which was subsequently amended on April 29, 2016 to increase the loan amount to Cdn$600,000.

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

As at March 31, 2017, the Company is indebted to Waratah, a controlling shareholder of the Company, in the amount of $825,120 (2016 - $363,283).

11.   Royalty Payments Payable

During this fiscal year, Waratah Investment Limited (“Waratah”), a controlling shareholder of the Company, confirmed that the debt, in the amount of Cdn$73,591 (US $56,739), pursuant to a royalty payment agreement on discontinued operations has been forgiven. A gain on debt settlement of $55,333 was recorded. As at March 31, 2017, the balance of the royalty payments payable was $Nil (2016 - $56,739).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

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

The Company incurred the following expenses with related parties during the years ended March 31, 2017 and 2016:

	Year Ended March 31, 2017	Year Ended March 31, 2016

Compensation – Directors	$230,179	$56,887
Compensation – Officers	$57,677	$50,567
Stock Options – Directors and Officers	$-	$607,652

During the year ended March 31, 2017, $8,646 (2016 - $8,078) was paid for bookkeeping services to a company owned by an officer of the Company.

As at March 31, 2017, the Company was indebted to its related parties for the amounts as below:

	Year Ended March 31, 2017	Year Ended March 31, 2016

Accounts payable and accrued liabilities	$46,467	$5,922
Loans payable (Note 10)	825,120	363,283
Royalty payments payable (Note 11)	-	56,739

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

14.   Geographical Area Information

	Canada	Africa	Total

March 31, 2017:

Current assets	$19,634	$-	$19,634
Equipment	2,572	71,560	74,132
Mineral property interest	-	931,722	931,722
Total assets	$22,206	$1,003,282	$1,025,488

Total liabilities	$915,715	$-	$915,715

March 31, 2016:

Current assets	$18,285	$-	$18,285
Equipment	3,674	71,560	75,234
Mineral property interest	-	931,722	931,722
Total assets	$21,959	$1,003,282	$1,025,241

Total liabilities	$475,905	$-	$475,905

15. Discontinued Operations

The Company wound up Nava Resources Canada Inc. (“Nava”) and Kenderesh Endeavors Corp. (“Kenderesh”), and retains one Canadian subsidiary, Blox Energy Inc. Nava and Kenderesh had not conducted business activities over the past two fiscal years. The following provides selected financial information of discontinued operations.

	Statements of Comprehensive Loss
	Years ended
	March 31, 2017	March 31, 2016

Gain on discharging of accounts payable and share capital	$-	$7,738

Gain from Discontinued Operations	$-	$7,738

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2017 and 2016

(Expressed in U.S. Dollars)

15. Discontinued Operations (Continued)

Statements of Cash Flows
Years Ended March 31,
	2017	2016

OPERATING ACTIVITIES
Gain from discontinued operations	$-	$7,738
Non-cash adjustments:
Gain on forgiveness of accounts payable	-	(7,738)
Cash used in operating activities - discontinued operations	$-	$-

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and  procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Chair and Director	40	December 5, 2013
Robert Spiers	Chief Executive Officer and Director	48	July 31, 2015
Trevor Pickett	Chief Operating Officer and Director	46	July 31, 2015
Nancy Zhao	Chief Financial Officer	47	September 10, 2015
Donna M. Moroney	Corporate Secretary	57	July 31, 2015

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

Robert Spiers

Robert Spiers is currently CEO, President and a director of Ashanti Sankofa Inc., a TSX.V listed issuer.  Previously, he was a director, the Company Secretary and a Consulting Geologist employed with H&SC (a highly regarded Consulting industry leader) in their Melbourne office for ten years. He has a BSc with a double major (Hons) in Geology and Geophysics and is a present active Member of the Australian Institute of Geoscientists.  Previously, Mr. Spiers has been in the position of the General Manager for H&S Consultants (Feb 2012 to Feb 2013), Senior Geological Consultant for Hellman and Schofield (Jun 2005 to Feb 2012), Chief Mine Geologist / Mine Manger (Jan 2003 to Apr 2005), Senior Geological Consultant (Mar 2001 to Jan 2003), Chief Mine Geologist / Mine Manager (Sep 1998 to Feb 2001 and a variety of Senior Mining and exploration roles for the broader mining industry from Feb 1992 to Aug 1998.  Mr. Spiers has worked for a plethora of mining companies within Australia and throughout the world on a broad range of commodities from gold, silver, copper, rare earths, phosphate, manganese, lithium, tantalum, uranium and base metals over a period of in-excess of 25 years. Some prominent projects he has been involved in have included, PT BSI – Tujuh Bukit AuCu project, Galaxy Resources – Mt Cattlin Lithium / Tantalum Mine, Arafura Resource – Nolan’s Bore REE / U project, Kingsgate Consolidate – Chatree Gold Mine, Sorikmas Mining – Sihayo Gold Project, Plutonic Resources – Darlot Gold Mine, Melita Mining – Orient Well Gold Mine, Mt Edon Mines – Tarmoola Gold Mine, Aurora – Mt Muro Gold / Silver Mine, Greenland Minerals and Energy – Kvanefjeld REE / U project, Placer Pacific – Granny Smith Gold Mine and SMD – Lero Gold Mine to name a few.   Mr. Spiers is a Competent Person (Qualified Person) under the JORC 2012 Code & Guidelines and the NI 43-101 instrument for the reporting of Mineral Resource Estimates. His expertise includes, but is not limited to, technical due diligence to bankable level and project valuation, resource estimation and associated public reporting, planning and management of mine exploration and resource development programs, development, construction and application of 3D geological models with utilization in the estimation and extraction of ore bodies. Robert also provides consulting services to the mining industry in data management and quality assurances and quality controls.

Trevor Pickett

Trevor Pickett began his career in 1993 as a founding director of Sterling Publications Pty. Ltd. in Perth, Western Australia.  The business grew to include sixteen successful new publications in a broad cross section of industries including mining, education, transport and government.  In 1994, Mr. Pickett left Sterling Publications and formed a new company, Perth Street Car Pty. Ltd., which produced a niche publication catering to all aspects of high performance motoring in Australia.  In this role, Mr. Pickett was responsible for brand recognition, marketing, distribution, sales, customer relations, researching and writing technical articles in addition to his duties as Chief Operations Officer.  Prior to joining our company, Mr. Pickett was project development and technical manager with Waratah Investments Limited, where he managed a number of projects across the globe.  Mr. Pickett is also Chief Operating Officer and a director of Ashanti Sankofa Inc., a TSX.V listed issuer.

Nancy Zhao

Nancy Zhao is a Certified General Accountant with over eight years of experience with various industries including mining, realtor developer, property management, sports entertainment, hockey pool website, marketing and farming.  She is currently Manager of Financial Reporting with Samina Capital Ltd. in Vancouver, BC.  Samina Capital provides corporations with consulting services in the area of finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2017 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Item 11.

Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

•

all individuals serving as our principal executive officer during the year ended March 31, 2017;

•

all individuals service as our principal financial officer during the year ended March 31, 2017;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2017; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2017,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2017, March 31, 2016 and March 31, 2015 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Spiers (1) CEO	2017 2016 2015	105,007 27,235 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	105,007 27,235 N/A
Trevor Pickett (2) COO	2017 2016 2015	59,109 9,801 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	59,109 9,801 N/A
Nancy Zhao (3) CFO	2017 2016 2015	(4) 9,617 (4) 10,184 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	9,617 10,184 N/A
Donna Moroney (5) Corporate Secretary	2017 2016 2015	(6) 48,060 (6) 40,383 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	48,060 40,383 N/A

(1)

Robert Spiers was appointed as CEO and a director on July 31, 2015.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2017:

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2017:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Renne	57,707	Nil	Nil	Nil	Nil	Nil	57,707

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2017 and 2016.  We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 29, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

(1)

Based on 108,611,814 shares of common stock issued and outstanding as of June 29, 2017.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Item 13.

Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2016, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at March 31, 2017, and in which any of the following persons had or will have a direct or indirect material interest:

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

Item 14.

Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2017 and 2016 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2017	March 31, 2016
Audit Fees	$ 16,020	$ 15,878
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$ 16,020	$ 15,878

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

Directorships

Our directors currently hold directorships and/or offices with other reporting issuers (or equivalent) as follows:

The participation of the current directors in other reporting issuers is as follows:

Name of Director	Name of Other Reporting Issuer
Ronald Renne	N/A
Robert Spiers	Ashanti Sakofa Inc. (TSX.V)
Trevor Pickett	Ashanti Sakofa Inc. (TSX.V)

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

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 29, 2017, our share capital  was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	108,611,814

Stock Option Plan

As at June 29, 2017, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
4,000,000	$0.01	July 21, 2020
650,000	$0.15	August 7, 2019

Warrants

As at June 29, 2017, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
88,000,000	US $0.05	February 27, 2019

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)

10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.12	Jon Davis Royalty Agreement (4)
10.13	Amendment Agreement dated April 28, 2016 with Waratah Capital Ltd. to increase bridge loan to C$1,500,000
10.14	Amendment to Bridge Loan Agreement dated November 1, 2016 with Waratah Capital Ltd.*
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

BLOX, INC.

By:	/s/ Robert Spiers	By:	/s/ Nancy Zhao
Name:	Robert Spiers	Name:	Nancy Zhao
Title:	Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 29, 2017	Date:	June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Spiers	By:	/s/ Nancy Zhao
Name:	Robert Spiers	Name:	Nancy Zhao
Title:	Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 29, 2017	Date:	June 29, 2017