Form 10-Q
period 2017-06-30
Blox, Inc.
filed 2017-08-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2017

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of August 14, 2017.

Transitional Small Business Disclosure Format ☐Yes   ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2017

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

Item 4. Controls and Procedures

17

PART II - OTHER INFORMATION

18

Item 1. Legal Proceedings

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Submission of Matters to a Vote of Securities Holders

18

Item 5. Other Information

18

Item 6. Exhibits

19

SIGNATURES

20

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At	As At
	June 30, 2017	March 31, 2017 (audited)

ASSETS
Current Assets
Cash (Note 7)	$6,171	$14,085
Prepaid expenses	1,667	5,549
Total Current Assets	7,838	19,634

Equipment (Note 4)	73,939	74,132
Mineral Property Interest (Note 5)	931,722	931,722
Total Assets	$1,013,499	$1,025,488

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$110,089	$90,595
Long-term Liabilities
Loans payable (Note 8)	938,931	825,120
Total Liabilities	1,049,020	915,715

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock (Note 6) - 400,000,000 authorized - 108,611,814 issued (March 31, 2017 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,509,946)	(9,364,652)
Total Stockholders' (Deficiency) Equity	(35,521)	109,773
Total Liabilities and Stockholders' (Deficiency) Equity	$1,013,499	$1,025,488

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2017	June 30, 2016

Operating Expenses
Consulting and professional fees (Note 10)	$91,062	$91,272
Depreciation	193	276
Exploration (Note 5)	19,584	6,025
Foreign exchange	21,654	(1,633)
Office and administration fees (Note 10)	10,490	12,074
Travel	2,311	6,403
Total Operating Expenses	145,294	114,417

Net Loss and Comprehensive Loss for the Period	$(145,294)	$(114,417)

Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	108,611,814	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2017	June 30, 2016
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(145,294)	$(114,417)
Non-cash items:
Depreciation	193	276
Changes in non-cash working capital:
Prepaid expenses	3,882	3,600
Accounts payable and royalty payments payable	19,494	(8,481)
Cash used in operating activities	(121,725)	(119,022)

FINANCING ACTIVITIES
Proceeds from loans	113,811	123,444
Cash provided by financing activities	113,811	123,444

(Decrease) Increase in Cash	(7,914)	4,422
Cash, Beginning of Period	14,085	8,944
Cash, End of Period	$6,171	$13,366

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

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

(b)

Basis of Presentation

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis.  These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information.  In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2018, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2017, including the accounting policies and notes thereto.

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

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

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

(e)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $145,294 for the three months ended June 30, 2017, and has incurred cumulative losses since inception of $9,509,946 as at June 30, 2017.

These factors raise substantial doubt about the ability of the Company to continue as going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder agreed to provide a bridge loan to finance the required working capital (Note 8).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

3.

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

4.

Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2017	$8,760	$232,620	$241,380
Additions (disposals)	-	-	-
Balance at June 30, 2017	$8,760	$232,620	$241,380

Accumulated Depreciation
Balance at March 31, 2017	$6,188	$161,060	$167,248
Depreciation for the period	193	-	193
Balance at June 30, 2017	$6,381	$161,060	$167,441

Carrying amounts
As at June 30, 2017	$2,379	$71,560	$73,939

Carrying amounts
As at March 31, 2017	$2,572	$71,560	$74,132

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

5.

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

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

5.

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

The mining exploration license for the Company was renewed for twelve months on September 26, 2016, and the Company is now proceeding with the pre-feasibility study phase. During the three months ended June 30, 2017, the Company spent $19,584 (June 30, 2016 – $6,025) on the Property.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, June 30, 2017 and March 31, 2017	$931,722

6.

Share Capital

(a)

Warrants

The Company had 88,000,000 outstanding warrants as at June 30, 2017 and March 31, 2017, exercisable at a price of $0.05 until February 27, 2019 (1.7 years).

(b)

Stock Options

The Company did not grant any stock options during the three months ended June 30, 2017 and 2016.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance June 30, 2017 and March 31, 2017	4,650,000	$0.03

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

6.

Share Capital (continued)

(b)

Stock Options (continued)

At June 30, 2017, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	2.1	4,000,000
$0.15	07-Aug-19	650,000	3.1	650,000
		4,650,000	2.2	4,650,000

7.

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2017
Cash	$ 6,171	$ -	$ -	$ 6,171

	Level 1	Level 2	Level 3	Total March 31, 2017
Cash	$ 14,085	$ -	$ -	$ 14,085

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

8.

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

As June 30, 2017, the Company is indebted to Waratah, a controlling shareholder of the Company, in the amount of $938,931 (Cdn$1,218,451) (March 31, 2017 - $825,120(Cdn$1,097,327)).

9.

Commitments

On June 22, 2013, the Company entered into a share purchase agreement with Waratah whereby the Company shall purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions (continued)

The Company incurred the following expenses with related parties during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Compensation – Directors	$57,198	$55,440
Compensation – Officers	$16,328	$18,179

During the three months ended June 30, 2017, $2,097 (2016 - $2,196) was paid for bookkeeping services to a company owned by an officer of the Company.

As at June 30, 2017, the Company was indebted to its related parties for the amounts as below:

	June 30, 2017	March 31, 2017

Accounts payable and accrued liabilities	$69,039	$46,467
Loans payable (Note 8)	938,931	825,120

As at June 30, 2017, $69,039  (March 31, 2017 - $46,467) remains unpaid to directors and officers for the consulting and professional fees. These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

11.

Geographical Area Information

	Canada	Africa	Total

June 30, 2017:

Current assets	$7,838	$-	$7,838
Equipment	2,379	71,560	73,939
Mineral property interest	-	931,722	931,722
Total assets	$10,217	$1,003,282	$1,013,499

Total liabilities	$1,049,020	$-	$1,049,020

March 31, 2017:

Current assets	$19,634	$-	$19,634
Equipment	2,572	71,560	74,132
Mineral property interest	-	931,722	931,722
Total assets	$22,206	$1,003,282	$1,025,488

Total liabilities	$915,715	$-	$915,715

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

Overview

We were incorporated in the State of Nevada on July 21, 2005, under the name “Nava Resources, Inc.” for the purpose of conducting mineral exploration activities. We were authorized to issue 400,000,000 shares of common stock, having a par value of $0.001 per share.  On January 4, 2007, we obtained written consent from our shareholders to amend our Articles of Incorporation to change the par value of our common stock from $0.001 to $0.00001 per share, which change was effected on February 28, 2007.  Effective July 30, 2013, we changed our name from “Nava Resources, Inc.” to “Blox, Inc.”.

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

In consideration for the acquisition of the interest in the Mansounia Property, we paid approximately $100,000 to BGL and $40,000 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of our company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, we recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of our shares on the OTCQB on July 24, 2014.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $145,294 for the three months ended June 30, 2017, and have incurred cumulative losses since inception of $9,509,946.  These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended June 30, 2017 and 2016, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended June 30
	2017 $	2016 $
Consulting and professional fees	91,062	91,272
Depreciation	193	276
Exploration expenses (Note 5)	19,584	6,025
Foreign exchange	21,654	(1,633)
Office and administration (Note 11)	10,490	12,074
Travel expenses	2,311	6,403

Net Loss	145,294	114,417

We incurred a net loss of $145,294 ($0.00 per share) for the three months ended June 30, 2017, compared to $114,417 ($0.00 loss per share), in the same period in 2016. In the three months ended June 30, 2017, we incurred foreign exchange of $21,654, compared to $(1,633) during the same period in 2016 due to the decline of the US dollar and fluctuation in foreign currency balances during the current period.  As a result of increased activity in Mansounia the exploration expenses increased by $13,559 during the current quarter.  All other expenses remained relatively static between the two periods.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2017	March 31, 2017
Current Assets	$ 7,838	$ 19,634
Current Liabilities	110,089	90,595
Working Capital Deficit	$ (102,251)	$ (70,961)

Current Assets

The nominal decrease in current assets as of June 30, 2017 compared to March 31, 2017 was primarily due to a decrease in cash from $14,085 to $6,171.

Current Liabilities

Current liabilities as at June 30, 2017 increased by $19,494 since March 31, 2017, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Three months Ended June 30
	2017 $	2016 $
Net cash used in operating activities	(121,725)	(119,022)
Net cash used in investing activities	-	-
Net cash provided by financing activities	113,811	123,444
Increase (decrease) in cash and cash equivalents	(7,914)	4,422

Operating activities

The increase in net cash used in operating activities for the three months ended June 30, 2017, compared to the same period in 2016 was primarily as a result of increased operating activities on the Mansounia property during fiscal 2017.

Investing activities

There is no cash used in investing activities for the three months ended June 30, 2017 or June 30, 2016.

Financing activities

The increased net cash provided by financing activities for the three months ended June 30, 2016, compared to the same period in 2017 was mainly attributable to increased funding from a loan provided by a shareholder during fiscal 2016.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2017.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $600 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We did not issue any securities during the quarter ended June 30, 2017.

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

BLOX INC.

By:	/s/ Robert Spiers
Name:	Robert Spiers
Title:	Chief Executive Officer

Date:	August 14, 2017

20