Form 10-Q
period 2017-09-30
Blox, Inc.
filed 2017-11-20
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2017

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number: 333-150582

BLOX, INC.

 (Exact name of registrant as specified in its charter)

Nevada

20-8530914

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation of organization)

Suite 202, 5626 Larch Street, Vancouver, BC  Canada

V6M 4E1

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of November 20, 2017.

Transitional Small Business Disclosure Format ☐Yes   ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2017

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

19

Item 4. Controls and Procedures

19

PART II - OTHER INFORMATION

20

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Submission of Matters to a Vote of Securities Holders

20

Item 5. Other Information

20

Item 6. Exhibits

21

SIGNATURES

22

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited - Expressed in U.S. Dollars)

	As At	As At
	September 30, 2017	March 31, 2017 (audited)

ASSETS
Current Assets
Cash (Note 7)	$6,764	$14,085
Prepaid expenses	9,167	5,549
Total Current Assets	15,931	19,634

Equipment (Note 4)	71,560	74,132
Mineral Property Interest (Note 5)	931,722	931,722
Total Assets	$1,019,213	$1,025,488

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$109,594	$90,595
Long-term Liabilities
Loans payable (Note 8)	-	825,120
Total Liabilities	109,594	915,715

STOCKHOLDERS' EQUITY
Common Stock (Note 6) – 400,000,000 authorized – 108,611,814 issued (March 31, 2017 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Share subscriptions received	1,073,923	-
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,638,729)	(9,364,652)
Total Stockholders' Equity	909,619	109,773
Total Liabilities and Stockholders' Equity	$1,019,213	$1,025,488

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Operating Expenses
Consulting and professional fees (Note 10)	$92,107	$90,996	$183,169	$182,268
Depreciation (Note 4)	193	275	386	551
Exploration (Note 5)	(15,930)	1,486	3,654	7,511
Foreign exchange	34,717	(3,183)	56,371	(4,816)
Office and administration fees (Note 10)	11,692	10,500	22,182	22,574
Travel	3,818	1,897	6,129	8,300
Total Operating Expenses	126,597	101,971	271,891	216,388

Loss from Operations	(126,597)	(101,971)	(271,891)	(216,388)
Loss on disposal of equipment	(2,186)	-	(2,186)	-
Net Loss and Comprehensive Loss for the period	$(128,783)	$(101,971)	$(274,077)	$(216,388)
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,611,814	108,611,814	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

Six months ended September 30, 2017 and 2016

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Shares		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

March 31, 2016	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(8,925,089)	$549,336

Net loss for the year	-	-	-	-	-	-	(439,563)	(439,563)
March 31, 2017	108,611,814	967	5,957,211	-	3,500,756	15,491	(9,364,652)	109,773

Private placement proceeds	-	-	-	1,073,923	-	-	-	1,073,923
Net loss for the period	-	-	-	-	-	-	(274,077)	(274,077)
September 30, 2017	108,611,814	$967	$5,957,211	$1,073,923	$3,500,756	$15,491	$(9,638,729)	$909,619

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2017	September 30, 2016
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(274,077)	$(216,388)
Non-cash items:
Depreciation	386	551
Loss on disposal of equipment	2,186	-
Changes in non-cash working capital:
Prepaid expenses	(3,618)	(3,833)
Accounts payable and royalty payments payable	18,998	(14,115)
Cash used in operating activities	(256,125)	(233,785)

FINANCING ACTIVITIES
Proceeds from private placement advanced	248,804	-
Proceeds from loans	-	234,264
Cash provided by financing activities	248,804	234,264

(Decrease) Increase in Cash	(7,321)	479
Cash, Beginning of Period	14,085	8,944
Cash, End of Period	$6,764	$9,423

NON-CASH FINANCING ACTIVITIES:
Loans payable converted into share subscriptions	$825,120

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is Suite 202, 5626 Larch Street, Vancouver, British Columbia, V6M 4E1, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

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

Six Months Ended September 30, 2017 and 2016

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

(ii)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $274,077 for the six months ended September 30, 2017, and has incurred cumulative losses since inception of $9,638,729 as at September 30, 2017.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, controlling costs and reducing operating losses. Waratah Investments Limited, the Company’s controlling shareholder continued to finance the required working capital through a private placement (Note 6(a)).

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

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

4.

Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2017	$8,760	$232,620	$241,380
Additions (disposals)	(8,760)	-	(8,760)
Balance at September 30, 2017	$-	$232,620	$232,620

Accumulated Depreciation
Balance at March 31, 2017	$6,188	$161,060	$167,248
Depreciation for the period	386	-	386
Disposal for the period	(6,574)	-	(6,574)
Balance at September 30, 2017	$-	$161,060	$161,060

Carrying amounts
As at September 30, 2017	$-	$71,560	$71,560

Carrying amounts
As at March 31, 2017	$2,572	$71,560	$74,132

Equipment in the amount of $71,560 has not been placed into production and is not currently being depreciated.

5.

Mineral Property Interest

The Company entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") among Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company exercised that right and has acquired a 78% beneficial interest in the Property.

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

Six Months Ended September 30, 2017 and 2016

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

The mining exploration license for the Company has been extended for an additional three months to January 24, 2018, in order to allow the Company sufficient time to finalize the Feasibility Study and Application for an Exploitation License.   During the six months ended September 30, 2017, the Company spent $3,654 (September 30, 2016 – $7,511) on the property.

Mansounia Property, West Africa
Acquisition of mineral property interest

Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, as at September 30 and March 31, 2017	$931,722

6.

Common Stock

(a)

Private placement

On September 29, 2017, the Company entered into an agreement with Waratah Capital Ltd. (“Waratah”) whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Bridge Loan Agreement dated as of April 17, 2015, and  amended on April 28, 2016 and November 1, 2016 between the Company and Waratah would be cancelled and the Company will utilize the loan proceeds advanced to close the required private placement of $1,000,000 to $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.  As a condition of entering into the agreement with Waratah, Waratah agreed to provide the remaining balance of funds required to close the private placement, and/or arrange for third parties to participate in the private placement on or before December 31, 2017, or such other date as may be agreed to among the parties (Note 8).

The Private Placement will consist of a minimum of 20,000,000 units and up to a maximum of 30,000,000 units at a deemed price of $0.05 per share, with each unit consisting of one common share and one share purchase warrant entitling the holder thereof to purchase one additional common share at a price of $0.05 per share for a term of five years from the date of issuance.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

6.

Common Stock (continued)

(b)

Share Purchase Warrants

The Company had 88,000,000 outstanding warrants as at September 30, 2017 and March 31, 2017 exercisable at $0.05 per share until February 27, 2019 (1.4 years).

(c)

Stock Options

The Company did not grant any stock options during the six months ended September 30, 2017 and 2016.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance, September 30, 2017 and March 31, 2017	4,650,000	$0.03

At September 30, 2017, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	2.8	4,000,000
$0.15	07-Aug-19	650,000	1.9	650,000
		4,650,000	2.7	4,650,000

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

7.

Fair Value of Financial Instruments (continued)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2017
Cash	$ 6,764	$ -	$ -	$ 6,764

	Level 1	Level 2	Level 3	Total March 31, 2017
Cash	$ 14,085	$ -	$ -	$ 14,085

8.

Loans Payable

The Company entered into a bridge loan agreement with Waratah Capital Ltd. (“Waratah”) dated as of April 17, 2015, which agreement was amended on April 28, 2016 and again on November 1, 2016 (the “Loan Agreement”), whereby Waratah agreed to provide a bridge loan to the Company in order to fund its obligations and for general working capital purposes for a total of Cdn$1,500,000 (the “Loan Proceeds”) on the terms and conditions set out in the loan Agreement.

On September 29, 2017, the Company entered into an agreement with Waratah Capital Ltd. (“Waratah”) whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Loan Agreement would be cancelled and the Company will utilize the loan proceeds advanced to close the required private placement of $1,000,000 to $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.  As a condition of entering into the agreement with Waratah, Waratah agreed to provide the remaining balance of funds required to close the private placement, and/or arrange for third parties to participate in the private placement on or before December 31, 2017, or such other date as may be agreed to among the parties (Note 6(a)).

As at September 30, 2017, the proceeds of loan payable were reclassified to share capital subscription and the balance of the loan payable was $Nil (March 31, 2017 - $825,120/Cdn$1,083,020).

9.

Commitment

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah Investments”) where the Company shall purchase all of Waratah Investments’s right, title, and interest in the Quivira Gold Ltd. (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement.  The agreement provides that closing is subject to completion of a private placement financing of up to US$1,500,000, consisting of units priced at $0.05 per unit, with each unit comprising a share in the common stock of the Company and a share purchase warrant, exercisable at $0.05 for five years.  As of the issuance date of these financial statements, the due diligence and financing has not yet been completed.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions

The Company’s related parties include its controlling shareholder, directors, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Compensation – Directors	$59,795	$57,720	$116,993	$104,803
Compensation – Officers	14,730	16,794	31,058	31,345

During the six months ended September 30, 2017, $4,349 (September 30, 2016 - $4,369) was paid for bookkeeping services to a company owned by an officer of the Company.

As at September 30, 2017, the Company was indebted to its related parties for the amounts as below:

	September 30, 2017	March 31, 2017

Accounts payable and accrued liabilities	$58,113	$46,467
Loans payable (Note 8)	-	825,120

As at September 30, 2017, $58,113 (March 31, 2017 - $46,467) remains unpaid to directors and officers for the consulting, professional fees, and other expenses. These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

11.

Geographical Area Information

	Canada	Africa	Total

September 30, 2017:

Current assets	$15,931	$-	$15,931
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$15,931	$1,003,282	$1,019,213

Total liabilities	$109,594	$-	$109,594

March 31, 2017:

Current assets	$19,634	$-	$19,634
Equipment	2,572	71,560	74,132
Mineral property interest	-	931,722	931,722
Total assets	$22,206	$1,003,282	$1,025,488

Total liabilities	$915,715	$-	$915,715

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

The field program scheduled last year for the Mansounia Property has now been completed with results pending.  Crews were on the ground at Mansounia undertaking geological traverses and collecting soil and rock grab samples.  Those samples have now been sent to the laboratory for analysis.  No results were available as at the date of this Form 10-Q Quarterly Report.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $274,077 for the six months ended September 30, 2017, and have incurred cumulative losses since inception of $9,638,729.  These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Six Months Ended September 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the six months ended September 30, 2017 and 2016, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Six Month Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Administration and office	11,692	10,500	22,182	22,574
Consulting and professional fees	92,107	90,996	183,169	182,268
Depreciation	193	275	386	551
Exploration	(15,930)	1,486	3,654	7,511

Foreign exchange	34,717	(3,183)	56,371	(4,816)
Loss on disposal of equipment	2,186	-	2,186	-
Travel	3,818	1,897	6,129	8,300

Net Loss	$ 128,783	$ 101,971	$ 274,077	$ 216,388

We incurred a net loss of $128,783 and $274,077 ($0.00 per share) for the three and six month ended September 30, 2017, compared to $101,971 and $216,388 ($0.00 loss per share), in the same periods in 2016. During the three and six months ended September 30, 2017, we incurred foreign exchange loss of $34,717 and $56,371, respectively, which resulted in the increased operating expenses during fiscal 2017 compared to fiscal 2016

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2017	March 31, 2017
Current Assets	$ 15,931	$ 19,634
Current Liabilities	109,594	90,595
Working Capital Deficit	$ (93,663)	$ (70,961)

Current Assets

The nominal decrease in current assets as of September 30, 2017 compared to March 31, 2017 was primarily due to a decrease in cash from $14,085 to $6,764.

Current Liabilities

Current liabilities as at September 30, 2017 increased by $18,999 since March 31, 2017, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Six months Ended September 30
	2017 $	2016 $
Net cash used in operating activities	(256,125)	(233,785)
Net cash used in investing activities	-	-
Net cash provided by financing activities	248,804	234,264
(Decrease) increase in cash and cash equivalents	(7,321)	479

Operating activities

The increase in net cash used in operating activities for the six months ended September 30, 2017, compared to the same period in 2016 was primarily as a result of increased accounts payable and royalty payments.

Investing activities

There is no cash used in investing activities for the six months ended September 30, 2017 or September 30, 2016.

Financing activities

The increased net cash provided by financing activities for the six months ended September 30, 2016, compared to the same period in 2015 was mainly attributable to the proceeds advanced by a shareholder for subscriptions received.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2017.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $920 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On September 7, 2017, we filed a Notice of Claim in the Supreme Court of British Columbia against our former President and CEO, Robert Abenante and his wholly-owned company Emerald Power Consulting Inc.  Mr. Abenante was a director, President and CEO of our company from February 27, 2014 until he resigned on May 1, 2015.  Among other things, the claims against Mr. Abenante include failure to perform his duties to the level of competence and skill expected, failing to act in our company’s best interests, failing to develop and further our business and failure to devote sufficient time to perform his duties, acting in a manner of self-interest and devoting significant time towards other personal interests to the exclusion and prejudice of our company, as well as failing to maintain property financial and corporate records and failing to assist with accessing electronic records after his resignation.  As a result of Mr. Abenante’s failures, we have suffered a loss of cash, revenue and business opportunities.  We are seeking damages, including the return of 11,402,496 shares of our company and 10,168,636 share purchase warrants and termination of the right to receive 10% of the total shares issued on the close of acquisition of Quivira Gold Ltd., which were acquired by Mr. Abenante as part of his employment agreement with our company.

Management is not aware of any threatened litigation, claims or assessments.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended September 30, 2017.

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

BLOX INC.

By:	/s/ Trevor Pickett
Name:	Trevor Pickett
Title:	Interim Chief Executive Officer

Date:	November 20, 2017