Form 10-Q
period 2017-12-31
Blox, Inc.
filed 2018-02-13
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2017

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 108,611,814 shares of common stock as of February 13, 2018.

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2017

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

20

Item 4. Controls and Procedures

20

PART II - OTHER INFORMATION

20

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

21

Item 4. Submission of Matters to a Vote of Securities Holders

21

Item 5. Other Information

21

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited - Expressed in U.S. Dollars)

	As At	As At
	December 31, 2017	March 31, 2017 (audited)

ASSETS
Current Assets
Cash (Note 7)	$4,974	$14,085
Prepaid expenses	6,667	5,549
Total Current Assets	11,641	19,634

Equipment (Note 4)	71,560	74,132
Mineral Property Interest (Note 5)	931,722	931,722
Total Assets	$1,014,923	$1,025,488

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$133,579	$90,595
Long-term Liabilities
Loans payable (Note 8)	-	825,120
Total Liabilities	133,579	915,715

STOCKHOLDERS' EQUITY
Common Stock (Note 6) – 400,000,000 authorized – 108,611,814 issued (March 31, 2017 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Share subscriptions received	1,136,568	-
Contributed Surplus	3,500,756	3,500,756
Accumulated Other Comprehensive Income	15,491	15,491
Deficit	(9,729,649)	(9,364,652)
Total Stockholders' Equity	881,344	109,773
Total Liabilities and Stockholders' Equity	$1,014,923	$1,025,488

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Operating Expenses
Consulting and professional fees (Note 10)	$79,458	$88,414	$262,627	$270,682
Depreciation (Note 4)	-	276	386	827
Exploration (Note 5)	7,976	10,706	11,630	18,217
Foreign exchange	(87)	(11,479)	56,284	(16,295)
Interest expenses	-	2,845	-	2,845
Office and administration fees (Note 10)	3,573	8,401	25,755	30,975
Travel	-	6,083	6,129	14,383
Total Operating Expenses	90,920	105,246	362,811	321,634

Loss from Operations	(90,920)	(105,246)	(362,811)	(321,634)
Loss on disposal of equipment	-	-	(2,186)	-
Net Loss and Comprehensive Loss for the period	$(90,920)	$(105,246)	$(364,997)	$(321,634)
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,611,814	108,611,814	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

Nine months ended December 31, 2017 and 2016

(Unaudited - Expressed in U.S. Dollars)

						Accumulated
			Additional	Shares		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

March 31, 2016	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(8,925,089)	$549,336

Net loss for the year	-	-	-	-	-	-	(439,563)	(439,563)
March 31, 2017	108,611,814	967	5,957,211	-	3,500,756	15,491	(9,364,652)	109,773

Private placement proceeds	-	-	-	1,136,568	-	-	-	1,136,568
Net loss for the period	-	-	-	-	-	-	(364,997)	(364,997)
December 31, 2017	108,611,814	$967	$5,957,211	$1,136,568	$3,500,756	$15,491	$(9,729,649)	$881,344

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited - Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2017	December 31, 2016
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(364,997)	$(321,634)
Non-cash items:
Depreciation	386	827
Loss on disposal of equipment	2,186	-
Changes in non-cash working capital:
Prepaid expenses	(1,118)	(2,514)
Accounts payable and royalty payments payable	42,984	10,679
Cash used in operating activities	(320,559)	(312,642)

FINANCING ACTIVITIES
Proceeds from private placement advanced	311,448	-
Proceeds from loans	-	308,974
Cash provided by financing activities	311,448	308,974

Decrease in Cash	(9,111)	(3,668)
Cash, Beginning of Period	14,085	8,944
Cash, End of Period	$4,974	$5,276

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is Suite 202, 5626 Larch Street, Vancouver, British Columbia, V6M 4E1, Canada. The Company is primarily engaged in developing mineral exploration projects in Africa.

On February 27, 2014, the Company completed a business combination with International Eco Endeavors Corp. (“Eco Endeavors”) which was subsequently renamed “Blox Energy Inc.” During the year ended March 31, 2015, the Company discontinued operations in Europe and disposed of Blox Energy Inc.’s subsidiary, Kenderesh Endeavors Corp.

2.

Basis of Presentation

(a)

Statement of Compliance

These condensed interim consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States ("US GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

(b)

Basis of Presentation

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These consolidated financial statements are prepared on the historical cost basis.  These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information.  In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the fiscal year ending March 31, 2018, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2017, including the accounting policies and notes thereto.

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

Nine Months Ended December 31, 2017 and 2016

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

(ii)

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $364,997 for the nine months ended December 31, 2017 and has incurred cumulative losses since inception of $9,729,649 as at December 31, 2017.

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

Nine Months Ended December 31, 2017 and 2016

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

4.

Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2017	$8,760	$232,620	$241,380
Additions (disposals)	(8,760)	-	(8,760)
Balance at December 31, 2017	$-	$232,620	$232,620

Accumulated Depreciation
Balance at March 31, 2017	$6,188	$161,060	$167,248
Depreciation for the period	386	-	386
Disposal for the period	(6,574)	-	(6,574)
Balance at December 31, 2017	$-	$161,060	$161,060

Carrying amounts
As at December 31, 2017	$-	$71,560	$71,560

Carrying amounts
As at March 31, 2017	$2,572	$71,560	$74,132

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

Nine Months Ended December 31, 2017 and 2016

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

The mining exploration license for the Company was renewed for twelve months on December 11, 2017, in order to allow the Company sufficient time to finalize the Feasibility Study and Application for an Exploitation License. During the nine months ended December 31, 2017, the Company spent $11,630 (December 31, 2016 – $18,217) on the property.

Mansounia Property, West Africa
Acquisition of mineral property interest

Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, as at December 31 and March 31, 2017	$931,722

6.

Common Stock

(a)

Private placement

On September 29, 2017, the Company entered into an agreement with Waratah Capital Ltd. (“Waratah”) whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Bridge Loan Agreement dated as of April 17, 2015, and amended on April 28, 2016 and November 1, 2016 between the Company and Waratah would be cancelled and the Company will utilize the loan proceeds advanced to close the required private placement of $1,000,000 to $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.  As a condition of entering into the agreement with Waratah, Waratah agreed to provide the remaining balance of funds required to close the private placement, and/or arrange for third parties to participate in the private placement on or before December 31, 2017, or such other date as may be agreed to among the parties (Note 8), which date has been extended to February 28, 2018.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

6.

Common Stock (continued)

(b)

Share Purchase Warrants

The Company had 88,000,000 outstanding warrants as at December 31, 2017 and March 31, 2017 exercisable at $0.05 per share until February 27, 2019 (1.2 years).

(c)

Stock Options

The Company did not grant any stock options during the nine months ended December 31, 2017 and 2016.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2017 and March 31, 2017	4,650,000	$0.03

At December 31, 2017, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	2.6	4,000,000
$0.15	07-Aug-19	650,000	1.6	650,000
		4,650,000	2.5	4,650,000

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

7.

Fair Value of Financial Instruments (continued)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2017
Cash	$ 4,974	$ -	$ -	$ 4,974

	Level 1	Level 2	Level 3	Total March 31, 2017
Cash	$ 14,085	$ -	$ -	$ 14,085

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

On September 29, 2017, the Company entered into an agreement with Waratah Capital Ltd. (“Waratah”) whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Loan Agreement would be cancelled and the Company will utilize the loan proceeds advanced to close the required private placement of $1,000,000 to $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.  As a condition of entering into the agreement with Waratah, Waratah agreed to provide the remaining balance of funds required to close the private placement, and/or arrange for third parties to participate in the private placement on or before December 31, 2017, or such other date as may be agreed to among the parties (Note 6(a)), which date has been extended to February 28, 2018.

On September 29, 2017, the proceeds of loan payable were reclassified to share capital subscription and the balance of the loan payable was $Nil as at December 31, 2017 (March 31, 2017 - $825,120/Cdn$1,083,020).

9.

Commitment

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah Investments”) whereby the Company shall purchase all of Waratah Investments’s right, title, and interest in the Quivira Gold Ltd. (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

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

Nine Months Ended December 31, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

10.

Related Party Transactions

The Company’s related parties include its controlling shareholder, directors, and key management personnel. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Compensation – Directors	$30,583	$29,686	$59,422	$85,977
Compensation – Former Director	15,649	27,653	71,877	76,184
Compensation – Officers (a)	17,278	16,390	52,684	49,873

(a)

Of these fees, $6,574 (December 31, 2016 - $6,500) was paid for bookkeeping services to a company owned by an officer of the Company for the nine months ended December 31, 2017.

As at December 31, 2017, the Company was indebted to its related parties for the amounts as below:

	December 31, 2017	March 31, 2017

Accounts payable and accrued liabilities	$75,016	$46,467
Loans payable (Note 8)	-	825,120

As at December 31, 2017, $75,016 (March 31, 2017 - $46,467) remains unpaid to directors, former director and officers for the consulting, professional fees, and other expenses. These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2017 and 2016

(Unaudited – Expressed in U.S. Dollars)

11.

Geographical Area Information

	Canada	Africa	Total

December 31, 2017:

Current assets	$11,641	$-	$11,641
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$11,641	$1,003,282	$1,014,923

Total liabilities	$133,579	$-	$133,579

March 31, 2017:

Current assets	$19,634	$-	$19,634
Equipment	2,572	71,560	74,132
Mineral property interest	-	931,722	931,722
Total assets	$22,206	$1,003,282	$1,025,488

Total liabilities	$915,715	$-	$915,715

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

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. The mining exploration license was renewed for twelve months on December 11, 2017, in order to allow the Company sufficient time to finalize the Feasibility Study and Application for an Exploitation License.It is our intention to obtain an exploitation permit, which would give us the exclusive right to mine and dispose of minerals for 15 years, with a possible 5 year extension. We have commenced work on the feasibility study required for obtaining this permit.

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

Independent geological consulting group, Scott-Taylor Ltd., was engaged by us to undertake a thorough site visit as part of the process of further examining the economic potential of the property. Scott-Taylor Ltd. undertook a field visit to the Mansounia Gold Project to focus on areas where significant outcrops exist, in addition to the verification of collar locations for selected previously drilled RC and diamond holes.

The deep weathering and extensive lateritic cover has resulted in limited outcrop of Birimian lithologies within the project area.  Reconnaissance mapping located outcrops of weathered brecciated granitoid, volcanosedimentary and metasedimentary lithologies. A number of outcrops with extensive quartz veining were identified, particularly within the brecciated granitoid and were sampled.

Previous structural analysis has identified a number of target areas for further exploration.

In total, 15 samples were collected for assays during the field visit. Four samples returned gold grades from 0.49g/t to 3.04g/t as shown below.

Assays for Mansounia field samples.

Sample ID	Eastings	Northing	RL	Au (ppm) 1	Au (ppm) 2
Man002	415153	1141509	424	1.03	0.92
Man003	415155	1141509	424	3.08	3.00
Man007	415172	1141545	441	0.49	0.48
Man012	415103	1141596	419	1.04	1.02

The most encouraging aspect of the assay results from the outcrop samples is the fact that these samples are located approximately five kilometers south of the Mansounia resource area and indicate that gold mineralization occurs to the south of the currently identified Mansounia deposit. These outcrop sampling assays are very encouraging and warrant further exploration to unlock the full potential of the Mansounia license area.

A program to commence auger drilling to the south of the currently drilled Mansounia resource, including the area where the rock chip samples were collected, is scheduled for the first quarter of 2018.  In the event of positive results from the auger drilling program, it is anticipated that RC and Aircore drilling will then be carried out to follow up any identified geochemical anomalies identified by the auger drilling program.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $90,920 and $364,997 for the three and nine months ended December 31, 2017, and have incurred cumulative losses since inception of $9,729,649.  These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended December 31, 2017 and 2016, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017 $	December 31, 2016 $	December 31, 2017 $	December 31, 2016 $
Administration and office	3,573	8,401	25,755	30,975
Consulting and professional fees	79,458	88,414	262,627	270,682
Depreciation	-	276	386	827
Exploration	7,976	10,706	11,630	18,217
Foreign exchange	(87)	(11,479)	56,284	(16,295)
Interest expenses	-	2,845	-	2,845
Travel	-	6,083	6,129	14,383
Loss on disposal of Equipment	-	-	2,186	-

Net Loss	90,920	105,246	364,997	321,634

We incurred a net loss of $90,920 and $364,997 ($0.00 per share) for the three and nine month ended December 31, 2017, compared to $105,246 and $321,634 ($0.00 per share), in the same periods in 2016.

The consulting and professional fees incurred during the three and nine months ended December 31, 2017 were relatively static at $79,458 and $262,627, respectively, compared to $88,414 and $270,682 during the same quarters in 2016.  Total office and administration expenses incurred were $3,573 and $25,755 during the three and nine months ended December 31, 2017, respectively, compared to $8,401 and $30,975 during the same periods in 2016. During the three and nine months ended December 31, 2017, a foreign exchange gain of $87 and loss of $56,284 respectively were incurred, compared to gains of $11,479 and $16,295 during the same quarters in 2016. The foreign exchange changes were due to the US to Canadian dollar exchange rate depreciating since 2016.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and exploration of our mineral properties.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2017	March 31, 2017
Current Assets	$ 11,641	$ 19,634
Current Liabilities	133,579	90,595
Working Capital (Deficit)	$ (121,938)	$ (70,961)

Current Assets

The nominal decrease in current assets as of December 31, 2017 compared to March 31, 2017 was primarily due to a decrease in cash from $14,085 to $4,974, which was offset by an increase in prepaid expenses from $5,549 to $6,667.

Current Liabilities

Current liabilities as at December 31, 2017 increased by $42,984 since March 31, 2017 .

Cash Flow

Our cash flow was as follows:

	Nine months Ended December 31
	2017 $	2016 $
Net cash used in operating activities	(320,559)	(312,642)
Net cash used in investing activities	-	-
Net cash provided by financing activities	311,448	308,974
Increase (decrease) in cash and cash equivalents	(9,111)	(3,668)

Operating activities

There was an increase of $7,917 in net cash used in operating activities for the nine months ended December 31, 2017, compared to the same period in 2016.

Investing activities

There is no cash used in investing activities for the nine months ended December 31, 2017 or December 31, 2016.

Financing activities

There was a slight increase in net cash provided by financing activities for the nine months ended December 31, 2017, compared to the same period in 2016.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2017.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $35,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

We did not issue any securities during the quarter ended December 31, 2017.

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

BLOX, INC.

By:	/s/ Trevor Pickett
Name:	Trevor Pickett
Title:	Interim Chief Executive Officer

Date:	February 13, 2018