Form 10-K
period 2018-03-31
Blox, Inc.
filed 2018-06-28
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2018

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

Accelerated filer   ☐

Non-accelerated filer   ☐

Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No.   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2018 was $5,066,972.

The number of shares outstanding of the registrant’s common stock as of June 28, 2018 was 138,611,814.

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

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. On October 25, 2016, an exploration permit extension was granted for a period of 12-months.  The purpose of the extension was to provide time to complete the required feasibility study and environmental impact assessment that will be submitted to Ministre des Mines et de la Géologie and the La Ministre de l’Environnement, des Eaux et Forêts. Work has commenced on the feasibility study and a consultant has been engaged to prepare the environmental impact assessment.  It is our intention to obtain an exploitation permit, which would give us the exclusive right to mine and dispose of minerals for 15 years, with a possible five-year extension.  In February 2017, our directors and management teams from Vancouver and Guinea met in Accra, Ghana, to further the process of advancing a project viability study for the Mansounia Property.  The environmental impact assessment of the concession is in progress.  Once completed, the results of these two studies will be presented to the Guinea Ministry of Mines and Geology and the Environmental Protection Agency in Guinea, with a view to advancing towards an exploitation license.   In December of 2017, the exploration license was extended yet again for 12-months.  It is anticipated that by the end of October 2018 all the necessary documentation and paperwork will be submitted to the Ministère des Mines et de la Géologie to support our application for a mining license at the Mansounia Gold Project.  In May 2018, Blox Guinea, SARL was set up in Guinea, under Blox Minerals (USA) as a parent company for our operations in Guinea.  At the beginning of June 2018, the process to establish Mansounia Gold Company, SARL was initiated and this will ultimately be the vehicle that the mining license is passed into, once granted.  At that time Mansounia Gold Company, SARL will have shared ownership: Blox Minerals 78%; In-Country Partner 7% and the Guinea Government 15%.

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

In July 2017, we announced the completion of field activities associated with a detailed Environmental and Social Impact Assessment (ESIA), which concludes a significant stage toward obtaining a Mining License for the Mansounia Gold Project in Guinea.

The ESIA document is used to communicate and discuss details of the project to all stakeholders, including government departments, environmental and other regulators, local communities as well as current and prospective shareholders.  Apart from assessing the project's environmental impact, the document also covers risk mitigation and potential benefits to local residents.  The ESIA is the beginning of an ongoing process of involvement on all social and environmental fronts.

We engaged the internationally credentialed SAMEC (Security Africa Mining and Environmental Consulting) based in Conakry, to undertake the field-associated aspects of the ESIA program, which included - but was not limited to - addressing the following aspects:

•

Physical environment.

•

Biological environment.

•

Characterization of flora and fauna.

•

Characterization of aquatic species.

•

Characterization of habitat critical for ecological processes.

•

Inventories:

o

Botanical inventory.

o

Inventory of mammals.

o

Inventory of birds.

o

Herpetological inventory.

o

Inventory of ants.

•

Ecological study of freshwater.

•

Fish sampling.

•

Freshwater macroinvertebrates.

•

Social and Environmental Aspects:

o

Issues of the project.

o

Consultation of stakeholders.

o

Identification and analysis of the impacts of the project.

o

Proposal of mitigation of environmental impacts.

o

Management of risks and accidents.

o

Development of an environmental and social management plan (ESMP).

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

We retained the consulting group, Scott-Taylor Ltd., to undertake a thorough site visit as part of the process of further examining the economic potential of the Mansounia Property. Scott-Taylor Ltd. undertook a field visit to the Mansounia Property to focus on areas where significant outcrops exist, in addition to the verification of collar locations for selected previously drilled RC and Diamond holes.

The deep weathering and extensive lateritic cover has resulted in limited outcrop of Birimian lithologies within the project area.  Reconnaissance mapping located outcrops of weathered brecciated granitoid, volcano sedimentary and metasedimentary lithologies. A number of outcrops with extensive quartz veining were identified, particularly within the brecciated granitoid and were sampled.

Previous structural analysis has identified a number of target areas for further exploration. The rock chip samples reported in this new release are located with target area 5, as shown below.

Mansounia Project: Current target areas.

In total, 15 samples were collected for assays during the field visit. Four samples returned gold grades from 0.49g/t to 3.04g/t are shown below.

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

A program to commence auger drilling and regolith mapping proximal to the currently drilled Mansounia resource, including the area where the rock chip samples were collected, was in the process of being carried out at the time this report was being compiled.  No results are available at this time.  In the event of positive results from the auger drilling program, it is anticipated that RC and Aircore drilling will then be carried out to follow up any identified geochemical anomalies identified by the auger drilling program.

Pramkese, Osenase and Asamankese, Ghana, West Africa

On June 22, 2013, we entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) whereby we agreed to purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, we agreed to issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement was subject to the completion of a private placement financing of up to US$1,500,000, which private placement was completed in April 2018.  We issued 30,000,000 units (the “Units”) at a price of US$0.05 per unit for aggregate gross proceeds of US$1,500,000.  US$1,100,000 of the proceeds were advanced as non-interest bearing loans since 2014 and were utilized to cover general and administrative expenses, as well as to carry out exploration work on our mineral properties.  The remaining balance of US$400,000 was received by April 2018.  Each Unit consists of one common share and one share purchase warrant entitling the holder thereof to purchase one additional common share at a price of $0.05 per share for a term of five years from the date of issuance.

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

Ashanti Sankofa Inc.

In April 2018, we entered into a Strategic Alliance Agreement with Ashanti Sankofa Inc., a TSX Venture Exchange listed company trading under the symbol “ASI” (“Ashanti”).  Pursuant to the terms of the Strategic Alliance Agreement both parties have agreed to grant to the other party a right of first refusal to enter into a joint venture on any of their respective properties and/or projects and that any future acquisition of natural resource properties that may be acquired by either party that contains, but is not limited to, gold, precious metals, technology metals or diamonds (“Natural Resource Properties”), the acquiring party will grant to the other party a right of first refusal to participate in a joint venture on such Natural Resource Property, which shall be at the sole discretion of the acquiring party.

As part of our strategic alliance with Ashanti, we agreed to collaborate to explore and develop natural resource properties in West Africa, to undertake joint research projects and to consider joint commercial exploitation of any new property or project that may be acquired resulting from their joint research.

The strategic alliance with Ashanti will allow us to make our respective technical expertise in the field of exploration, exploitation and management of natural resources available to the other party.

In connection with the strategic alliance with Ashanti, we acquired by way of a private placement transaction, a total of 4,333,333 units in the capital stock of Ashanti for a total cost of CAD$130,000, with each unit consisting of one common share (the “Share”) and one transferable share purchase warrant (the “Warrant”) exercisable for a term of two-years at a price of CAD$0.05 per share.

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

We are currently working closely with strategic partners to develop our own, in-house tenement management software system to provide semi-automated, accurate, timely and compliant reporting on our four mining concessions in West Africa.  As part of the Quivira Gold acquisition that also included Strategic Marketing Australia and the bespoke ERP software system, Abacus, we also have the right to acquire a 49% interest in Post One, an electronic document transfer system.  Although Post One is still in the research and development stage, management believes that it has the potential to fill a gap in the manner in which professionals exchange sensitive and notarised documents and could create a potential future income stream for the Company.

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

Geological and Technical Consultants

Daniel Amoakoh, is a member of the American Institute of Professional Geologists and the Society for Mining, Metallurgy and Exploration. Mr. Amoakoh has more than 5-years’ experience relevant to the style of mineralization and type of deposits under consideration and to the activity being undertaken to qualify as a Competent Person as defined by the NI 43-101. Daniel Amoakoh is a consulting geologist to our company.

We have also retained qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, excavation of any mineral property we may acquire.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss and comprehensive loss of $1,489,775 and $439,563 for the years ended March 31, 2018 and March 31, 2017, respectively, and have incurred cumulative losses since inception of $10,854,427 as of March 31, 2018. These factors raise substantial doubt about our ability to continue as going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital.

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

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $127,529 as of March 31, 2018 (March 31, 2017 - $70,961) and we do not have sufficient funds to complete any work on the Mansounia Property. Subsequent exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock and shareholder loans. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

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

One significant shareholder beneficially owns approximately 57% of our outstanding common stock. The interests of this stockholder may not be, at all times, the same as that of our other shareholders.  This significant shareholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority shareholders.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of June 28, 2018, we had 138,611,814 shares of common stock outstanding. Accordingly, we may issue up to an additional 261,388,186 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B.

Unresolved staff comments

None.

Item 2.

Properties

We do not own any real estate or other property used in the operation of our current business. Our principal executive offices are located at #202, 5626 Larch Street, Vancouver, British Columbia, Canada V6M 4E1. We are utilizing the corporate office of our Corporate Secretary at no cost to our company. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more employees.

We do not have any ownership or lease interests in any property other than our mineral property interests described above in Item 1.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”.  On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”.  The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2018 and March 31, 2017 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Price ($)	Low Price ($)
March 31, 2018	0.30	0.071
December 31, 2017	0.29	0.11
September 30, 2017	0.235	0.09
June 30, 2017	0.35	0.0279
March 31, 2017	0.23	0.10
December 31, 2016	0.10	0.013
September 30, 2016	0.0178	0.01
June 30, 2016	0.015	0.0112

On June 27, 2018, the price of our common stock as reported by the OTCQB was $0.1621 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Computershare Trust Company, 510 Burrard Street, 2nd Floor, Vancouver, British Columbia V6C 3B9, Tel: 604-661-9400, Fax: 604-661-9549.

Holders of Common Stock

As of June 28, 2018, we had 138,611,814 shares of our common stock issued and outstanding held by 42 holders of record.

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

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	7,650,000	$0.12	2,350,000
Total	7,650,000		2,350,000

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended March 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Plan of Operation

Our plan of operation for the next twelve months is to commence a feasibility study on our Mansounia Property in order to obtain an exploitation permit, which management anticipates will allow us the exclusive right to mine and dispose of minerals for fifteen years, with a possible five year extension, subject to our obtaining the necessary funding.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2018, we had an accumulated deficit of $10,854,427.  Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2018 and 2017 which are included herein.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2018 ($)	Year ended March 31, 2017 ($)
Operating Expenses
Consulting and professional fees	328,171	367,750
Depreciation	386	1,102
Exploration	196,567	70,600
Foreign exchange	56,827	(10,863)
Office and administration fees	30,095	37,298
Stock-based compensation	878,944	-
Travel	11,820	29,009
Total Operating Expenses	1,502,810	494,896

Other Income
Interest income	26	-
Gain on debt settlement	-	(55,333)
Gain on derivative	15,195	-
Loss on disposal of equipment	(2,186)	-

Loss from Continuing Operations	(1,489,775)	(439,563)

Unrealized gain on investment	20,303	-

Net Loss and Comprehensive Loss for the year	(1,469,472)	(439,563)

We incurred a net loss of $1,489,775 ($0.01 per share) for the year ended March 31, 2018 (“Fiscal 2018”), compared to $439,563 ($0.00 loss per share) for the year ended March 31, 2017 (“Fiscal 2017”).  The following is a breakdown of the operating expenses during Fiscal 2018, compared to Fiscal 2017:  consulting and professional fees decreased slight from $367,750 in Fiscal 2017 to $328,171 in Fiscal 2018; office and administration expenses likewise decreased slight from $37,298 in Fiscal 2017 to $30,095 in Fiscal 2018; stock based compensation of $878,944 in Fiscal 2018, compared to $Nil for Fiscal 2017; foreign exchange increased from ($10,863) for Fiscal 2017 top $56,827 in Fiscal 2018; travel costs were significantly reduced from $29,009 in Fiscal 2017 to $11,820 in Fiscal 2018; and the most significant increase was explorations costs, which were $70,600 for Fiscal 2017, compared to $196,567 in Fiscal 2018 due to increased activity on the Mansounia Property.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur the associated costs as a result of carrying out work on our Mansounia Property.

Liquidity and Capital Resources

Working Capital

	At March 31, 2018 ($)	At March 31, 2017 ($)
Current assets	32,648	19,634
Current liabilities	160,177	90,595
Working capital (deficiency)	(127,529)	(70,961)

Current Assets

The increase in current assets as of March 31, 2018 compared to March 31, 2017 was primarily due to an increase in cash of $14,396.

Current Liabilities

Current liabilities as at March 31, 2018 increased by $69,582 due to a modest increase in accounts payable and accrued liabilities and a shareholder loan from a significant shareholder in the sum of $56,200.

Cash Flow

Our cash flow for the years ended March 31, 2018 and 2017 was as follows:

	Year Ended March 31, 2018 ($)	Year Ended March 31, 2017 ($)
Net cash used in operating activities	(552,490)	(456,696)
Net cash provided (used) in investing activities	(77,510)	-
Net cash provided by financing activities	644,396	461,837
Net increase (decrease) in cash and cash equivalents	14,396	5,141

Operating activities

The increase in net cash used in operating activities from Fiscal 2017 to Fiscal 2018 was primarily as a result of increased activity related to the Mansounia Property and foreign exchange.

Financing activities

The increased net cash provided by financing activities for Fiscal 2018 compared to Fiscal 2017 was mainly attributable to proceeds from a loan provided by a shareholder.

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

(ii)

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a net and comprehensive loss of $1,469,472 and $439,563 for the years ended March 31, 2018 and March 31, 2017, respectively, and have incurred cumulative losses since inception of $10,854,427 as at March 31, 2018.  These factors raise substantial doubt about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary debt and/or equity financing to continue operations.  Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year, including plans to raise additional equity financing, control costs and reduce operating losses.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $28,481 in cash.  We will seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 8.

Financial Statements and Supplementary Data

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

MORGAN & COMPANY LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Blox, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blox, Inc. (the "Company") as at March 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2013.

Vancouver, Canada *"Morgan & Company LLP"*

June 26, 2018 Chartered Professional Accountants

ASK
PO Box 10007, 1630 – 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1A1
Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgancollp.com jhi

Blox, Inc.

Consolidated Statements of Financial Positions

(Expressed in U.S. Dollars)

	As At	As At
	March 31, 2018	March 31, 2017

ASSETS
Current Assets
Cash (Note 10)	$28,481	$14,085
Prepaid expenses	4,167	5,549
Total Current Assets	32,648	19,634

Long term investments (Note 5)	113,008	-
Equipment (Note 6)	71,560	74,132
Mineral properties (Note 7)	931,722	931,722
Total Assets	$1,148,938	$1,025,488

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 14)	$103,977	$90,595
Due to shareholder (Note 12)	56,200	-
Total Current Liabilities	160,177	90,595
Long-term Liabilities
Loans payable (Note 11)	-	825,120
Total Liabilities	160,177	915,715

STOCKHOLDERS' EQUITY
Common Stock (Note 9) – 400,000,000 authorized – 108,611,814 issued (2017 – 108,611,814)	967	967
Additional Paid-in Capital	5,957,211	5,957,211
Share Subscriptions Received (Note 9)	1,469,516	-
Contributed Surplus	4,379,700	3,500,756
Accumulated Other Comprehensive Income	35,794	15,491
Deficit	(10,854,427)	(9,364,652)
Total Stockholders' Equity	988,761	109,773
Total Liabilities and Stockholders' Equity	$1,148,938	$1,025,488

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2018	March 31, 2017

Operating Expenses
Consulting and professional fees (Note 14)	$328,171	$367,750
Depreciation (Note 6)	386	1,102
Exploration (Note 7)	196,567	70,600
Foreign exchange	56,827	(10,863)
Office and administration fees (Note 14)	30,095	37,298
Stock-based compensation (Note 9)	878,944	-
Travel	11,820	29,009
Total Operating Expenses	(1,502,810)	(494,896)

Other Income (Loss)
Interest income	26	-
Gain on debt settlement	-	55,333
Unrealized gain on investment in warrants (Note 5)	15,195	-
Loss on disposal of equipment	(2,186)	-
Net Loss for the Year	(1,489,775)	(439,563)

Other Comprehensive Income
Unrealized gain on investment in common shares (Note 5)	20,303	-
Comprehensive Loss for the Year	$(1,469,472)	$(439,563)
Net Loss Per Common Share	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted
	108,611,814	108,611,814

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

March 31, 2016	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(8,925,089)	$549,336

Net loss for the year	-	-	-	-	-	-	(439,563)	(439,563)
March 31, 2017	108,611,814	967	5,957,211	-	3,500,756	15,491	(9,364,652)	109,773

Private placement proceeds (Note 9)	-	-	-	1,469,516	-	-	-	1,469,516
Unrealized gain on investment in common shares (Note 5)	-	-	-	-	-	20,303	-	20,303
Stock-based compensation (Note 9)	-	-	-	-	878,944	-	-	878,944
Net loss for the year	-	-	-	-	-	-	(1,489,775)	(1,489,775)
March 31, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2018	March 31, 2017
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year	$(1,489,775)	$(439,563)
Non-cash items:
Depreciation	386	1,102
Gain on debt settlement	-	(55,333)
Unrealized gain on investment in warrants	(15,195)	-
Loss on disposal of equipment	2,186	-
Stock-based compensation	878,944	-
Changes in non-cash working capital:
Prepaid expenses	1,384	3,792
Accounts payable and royalty payments payable	26,380	33,306
Due to shareholder	43,200	-
Cash used in operating activities	(552,490)	(456,696)

INVESTING ACTIVITIES
Purchase of long term investments	(77,510)	-
Cash used in investing activities	(77,510)	-

FINANCING ACTIVITIES
Proceeds from private placement advanced	644,396	-
Proceeds from loans	-	461,837
Cash provided by financing activities	644,396	461,837

Increase in Cash	14,396	5,141
Cash, Beginning of Year	14,085	8,944
Cash, End of Year	$28,481	$14,085

Non-Cash Transactions
Loans payable converted into share subscriptions	$825,120	$-
Expenses paid by significant shareholder	56,200	-

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

1.

Description of Business

Blox, Inc. (the "Company") was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #202, 5652 Larch Street, Vancouver, British Columbia, V6M 4E1, Canada. The Company is primarily engaged in developing mineral exploration projects in West Africa.

The Company is primarily engaged in developing mineral exploration projects in West Africa and applying green innovation to traditional mining methods and combining renewable energy and technology into the process.

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

Years ended March 31, 2018 and 2017

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

ii)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $1,489,775 and $439,563 for the years ended March 31, 2018 and 2017, respectively, and has incurred cumulative losses since inception of $10,854,427 (2017 - $9,364,652) as at March 31, 2018.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt and/or equity financing to continue operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company has undertaken steps as part of a plan to sustain operations for the next fiscal year including plans to raise additional equity financing, control costs and reduce operating losses.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

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

Years ended March 31, 2018 and 2017

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

Years ended March 31, 2018 and 2017

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2018.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

3.

Significant Accounting Policies (continued)

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

5.

Long Term Investment

	Number	Fair Value as at March 31, 2018
FVTPL
Share purchase warrants	3,333,333	$48,375
Available-for-sale
Common shares	3,333,333	64,633
		$113,008

On March 28, 2018, the Company participated in a private placement offering by its strategic partner, Ashanti Sankofa Inc (TSX.V- ASI), which shares the same management group and board of directors as the Company. The Company purchased 3,333,333 units at CAD$0.03 per unit for a total cost of $77,510 (CAD$100,000). Each unit consists of one common share and one transferable share purchase warrant, with each warrant entitling the holder to acquire one additional common share at a price of $0.05 for a period of 24 months from the closing of the private placement. On the date of issuance, the Company determined the fair value of the common share and warrants to be $44,331 and $33,179, respectively.

As at March 31, 2018, the fair value of common shares was $64,633 which resulted in an unrealized gain of $20,303 that was recorded to other comprehensive income. In addition, the fair value of warrants was $48,375, which resulted in an unrealized gain of $15,195 that was recorded in net loss (Note 16).

The March 31, 2018 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.82%, volatility of 183%, annual rate of dividend of 0%, and expected life of 2 years.

6.

Equipment

	Office Equipment	Machinery	Total
Cost
Balance at March 31, 2017 and 2016	$8,760	$232,620	$241,380
Additions (disposals)	(8,760)	-	(8,760)
Balance at March 31, 2018	$-	$232,620	$232,620

Accumulated Depreciation
Balance at March 31, 2016	$5,086	161,060	166,146
Depreciation for the year	1,102	-	1,102
Balance at March 31, 2017	6,188	$161,060	$167,248
Depreciation for the year	386	-	386
Disposal for the year	(6,574)	-	(6,574)
Balance at March 31, 2018	$-	$161,060	$160,060

Carrying amounts
As at March 31, 2018	$-	$71,560	$71,560

Carrying amounts
As at March 31, 2017	$2,572	$71,560	$74,132

Equipment in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

7.

Mineral Property Interest

The Company entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the "Assumption Agreement") among Joseph Boampong Memorial Institute Ltd. ("JBMIL") and Equus Mining Ltd. ("EML"), Burey Gold Guinee sarl ("BGGs") and Burey Gold Limited ("BGL") and, collectively with EML and BGGs, (the "Vendors"), pursuant to which the Company has agreed to assume JBMIL's right to acquire a 78% beneficial interest in the Mansounia Concession (the "Property") from the Vendors. The Company exercised that right and acquired a 78% beneficial interest in the Property.

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

In consideration for the acquisition of the interest in the Property, the Company paid $100,000 to BGL and $40,000 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the "First Tranche Shares"), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $140,000, and $10,000 for an independent valuation of the Property. Additionally, $781,722 was capitalized to mineral property interests, being the fair value of the first tranche of shares. The fair value of the first tranche shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

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

The mining exploration license for the Company was renewed for twelve months on December 11, 2017, and the Company is now proceeding with the feasibility study phase.

Mansounia Property, West Africa
Acquisition of mineral property interest
$-
Cash payment	150,000
Issuance of 6,514,350 common shares	781,722

Balance, March 31, 2018 and 2017	$931,722

During the year ended March 31, 2018, the Company spent $196,567 (2017 – $70,600) on the property.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

7.

Mineral Property Interest (continued)

A summary of exploration and evaluation expenditures included in comprehensive loss are as follows:

	March 31, 2018	March 31, 2017
Exploration Cost	$	$

Feasibility	6,720	2,933
General and admin costs	23,384	7,926
Geologist consulting fees	24,278	44,298
Licenses and permits	142,185	9,643
Property maintenance	-	5,800
Total cost during the year	196,567	70,600

8.

Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada and the United States.  The consolidated provision for income taxes varies from the amount that would be computed from applying the combined statutory income tax rates to net loss before taxes were approximately as follows:

	2018	2017
Combined statutory rate	21%	34%
Expected income tax recovery	$ (313,000)	$ (149,000)
Non-deductible differences and other	507,000	(5,000)
Deferred tax assets not recognized	(194,000)	154,000
Income tax provision	$ -	$ -

The significant components of the Company’s deferred income tax assets were approximately:

	2018	2017
Losses available for future periods	$1,310,000	$1,499,000
Long-term investments	(4,000)	-
Equipment	(19,000)	(18,000)
Tax assets not recognized	(1,287,000)	(1,481,000)
Net deferred income tax asset	$-	$-

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

8.

Income Taxes (continued)

The Company has non-capital losses of approximately $4,765,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada	United States

2027	$-	$1,000
2028	-	16,000
2029	-	35,000
2030	-	30,000
2031	-	78,000
2032	237,000	24,000
2033	813,000	53,000
2034	462,000	511,000
2035	11,000	1,688,000
2036	-	312,000
2037	-	907,000
2038	2,000	621,000
	$1,525,000	$4,276,000

9.

Common Stock

(a)

Private placement

On September 29, 2017, the Company entered into an agreement with Waratah Capital Ltd. (“Waratah”), a controlling shareholder, whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Bridge Loan Agreement dated as of April 17, 2015, and amended on April 28, 2016 and November 1, 2016 between the Company and Waratah would be cancelled and the Company will utilize the loan proceeds advanced to close a private placement of $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.

The private placement was to consist of up to 30,000,000 units at a price of $0.05 per share, with each unit consisting of one common share and one share purchase warrant entitling the holder thereof to purchase one additional common share at a price of $0.05 per share for a term of five years from the date of issuance.  (Note 16)

(b)

Warrants

The Company had 88,000,000 outstanding warrants as at March 31, 2018 and 2017, which warrants are exercisable at $0.05 per share until February 27, 2019 (0.9 years).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

9.

Common Stock (continued)

(c)

Stock Options

On February 15, 2018, the Company granted 3,000,000 stock options to two officers.  These stock options have an exercise price of $0.27 and expire on February 15, 2023 vesting on the date of grant. The weighted average fair value of stock options was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.65%, volatility of 199%, annual rate of dividend of 0% and expected life of options of 5 years.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of Options	Weighted Average Exercise Price
Balance, March 31, 2017 and 2016	4,650,000	$0.03
Granted	3,000,000	$0.27
Balance, March 31, 2018	7,650,000	$0.12

At March 31, 2018, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.01	21-Jul-20	4,000,000	2.3	4,000,000
$0.15	07-Aug-19	650,000	1.4	650,000
$0.27	15-Feb-23	3,000,000	4.9	3,000,000
		7,650,000	3.2	7,650,000

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

10.

Fair Value of Financial Instruments (continued)

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total March 31, 2018
Cash	$ 28,481	$ -	$ -	$ 28,481
Long-term investment – Shares	64,633	-	-	64,633
Long-term investment – Warrants	-	-	48,375	48,375
Total	$ 93,114	$ -	$ -	$ 141,489

	Level 1	Level 2	Level 3	Total March 31, 2017
Cash	$ 14,085	$ -	$ -	$ 14,085

11.

Loans Payable

The Company entered into a bridge loan agreement with Waratah Capital Ltd. (“Waratah”), a controlling shareholder, dated as of April 17, 2015, amended on April 28, 2016 and again on November 1, 2016 (the “Loan Agreement”), whereby Waratah agreed to provide a bridge loan to the Company in order to fund its obligations and for general working capital purposes for a total of CAD$1,500,000 (the “Loan Proceeds”) on the terms and conditions set out in the Loan Agreement.

On September 29, 2017, the Company entered into an agreement with Waratah whereby Waratah and the Company agreed that in order to allow the Company to finalize its acquisition of Quivira Gold Ltd. pursuant to the Share Purchase Agreement dated June 22, 2013 among the Company, Quivira Gold Ltd. and Waratah (the “Quivira Agreement”), the Loan Agreement would be cancelled and the Company will utilize the loan proceeds advanced to close the required private placement of $1,000,000 to $1,500,000 required to consummate the Company’s acquisition of Quivira Gold Ltd.  As a condition of entering into the agreement with Waratah, Waratah agreed to provide the remaining balance of funds required to close the private placement, which was completed on April 24, 2018 (Note 16).

On September 29, 2017, the $825,120 (CAD$1,073,923) proceeds of loans payable were reclassified to share subscriptions received and the balance of the loans payable was $Nil as at March 31, 2018 (2017 - $825,120/CAD$1,083,020).

12.

Due to Shareholder

The Company was indebted to Waratah Investment Limited, a controlling shareholder of the Company, in the amount of $56,200 (2017 - $Nil). The advance from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

13.

Commitment

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Investments Limited (“Waratah”) where the Company agreed to purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement for $1,500,000. As of the issuance date of these financial statements, the due diligence has not yet been completed.

14.

Related Party Transactions

The Company’s related parties include its subsidiaries, and key management personnel, controlling shareholders, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the years ended March 31, 2018 and 2017:

	Year Ended March 31, 2018	Year Ended March 31, 2017

Compensation – Directors	$114,887	$125,172
Compensation – Former director	71,877	105,007
Compensation – Officers	61,921	57,677
Stock based compensation – Officers	878,944

During the year ended March 31, 2018, $8,834 (2017 - $8,646) was paid for bookkeeping services to a company owned by an officer of the Company.

As at March 31, 2018, the Company was indebted to its related parties for the amounts as below:

	Year Ended March 31, 2018	Year Ended March 31, 2017

Accounts payable and accrued liabilities	$57,104	$46,467
Loans payable (Note 11)	-	825,120
Due to shareholder (Note 12)	56,120	-

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

15.

Geographical Area Information

	Canada	Africa	Total

March 31, 2018:

Current assets	$32,648	$-	$32,648
Long term investment	113,008	-	113,008
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$145,656	$1,003,282	$1,148,938

Total liabilities	$160,177	$-	$160,177

March 31, 2017:

Current assets	$19,634	$-	$19,634
Equipment	2,572	71,560	74,132
Mineral property interest	-	931,722	931,722
Total assets	$22,206	$1,003,282	$1,025,488

Total liabilities	$915,715	$-	$915,715

16.

Subsequent Events

On April 16, 2018, the Company participated in a second tranche of the private placement offering by its strategic partner, Ashanti Sankofa Inc (TSX.V- ASI). The Company purchased an additional 1,000,000 units at CAD$0.03 per unit for a total cost of CAD$30,000. Each unit consists of one common share and one transferable share purchase warrant. Each warrant entitles the holder to acquire one additional common share at a price of $0.05 for a period of 24 months from the closing of the private placement.

On April 24, 2018, the Company closed the $1,500,000 private placement as part of the Quivira acquisition and issued 30,000,000 units at a price of $0.05 per unit for gross proceeds of $1,500,000. Each unit consists of one common share and one transferable share purchase warrant exercisable price of $0.05 per share for a term of five years.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Chair and Director	41	December 5, 2013
Trevor Pickett	Interim Chief Executive Officer and Director	47	July 31, 2015
Nancy Zhao	Chief Financial Officer	48	September 10, 2015
Donna M. Moroney	Corporate Secretary	58	July 31, 2015

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

Trevor Pickett

Trevor Pickett was appointed to the board in July 2015 and is also the Chief Operating Officer of Blox, Inc. He is responsible for day-to-day operations, including compliance reporting, budgeting, ongoing funding and investor relations. Mr Pickett’s role also includes the development of Blox, Inc.’s interests in software as a service, smart technology and sustainable energy. Born in Africa, Mr Pickett has a keen interest in the development and prosperity of the continent and its people. He holds an Honours Degree in Economics and Commerce and has a strong marketing and customer relations background that draws on over 25-years of experience in business, as both a founder and director of successful companies in Australia. Mr. Pickett also currently holds the position of Chief Executive Officer of Ashanti Sankofa, Inc. - a TSX:V listed company.

Nancy Zhao

Nancy Zhao is a CPA with over eight years of experience with various industries including mining, realtor developer, property management, sports entertainment, hockey pool website, marketing and farming.

Donna M. Moroney

Donna Moroney has over 30-years of experience in regulatory and corporate compliance in both Canada and the United States, and as a senior officer of various public companies.  As President and owner of Wiklow Corporate Services Inc. since 2008, she assists companies in the resource, financial and technology sectors in maintaining the securities and exchange demands on public companies, as well as keeping them up-to-date on relevant issues, policies and working practices.  Ms. Moroney assists companies reporting in the U.S. in preparing registration statements, quarterly and annual financial filings and other various facets of meeting U.S. securities requirements.  She also leads workshops that provide a practical guide for public companies in meeting their securities regulatory compliance requirements.  She currently serves as a director or senior officer for six public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2018 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of Nancy Zhao and Nicholas Taylor.

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

Item 11.

Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

•

all individuals serving as our principal executive officer during the year ended March 31, 2018;

•

all individuals service as our principal financial officer during the year ended March 31, 2018;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2018; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2018,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2018, March 31, 2017 and March 31, 2016 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Spiers (1) Former CEO	2018 2017 2016	71,877 105,007 27,235	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	71,877 105,007 27,235
Trevor Pickett (2) Interim CEO	2018 2017 2016	64,581 59,109 9,801	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	64,581 59,109 9,801
Nancy Zhao (3) CFO	2018 2017 2016	12,921 (4) 9,617 (4) 10,184	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	12,921 9,617 10,184
Donna Moroney (5) Corporate Secretary	2018 2017 2016	(6) 49,000 (6) 48,060 (6) 40,383	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	49,000 48,060 40,383

(1)

Robert Spiers was appointed as CEO and a director on July 31, 2015 and resigned on November 20, 2017.

(2)

Trevor Pickett was appointed as a director on July 31, 2015 and as Interim CEO on November 20, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2018:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Spiers	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Trevor Pickett	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Nancy Zhao	1,500,000	Nil	N/A	$0.27	Feb 15, 2023	Nil	Nil	N/A	N/A
Donna Moroney	1,500,000	Nil	N/A	$0.27	Feb 15, 2023	Nil	Nil	N/A	N/A

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2018:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Renne	50,306	Nil	Nil	Nil	Nil	Nil	50,306

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2018 and 2017.  We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Common Stock	Ronald Renne Chair and Director 88 Linton Avenue Borehamwood, Hertfordshire, United Kingdom	(2) 4,650,000	Direct	3.25%
Common Stock	Trevor Pickett Interim CEO and Director #202, 5626 Larch Street Vancouver, BC Canada	Nil	N/A	N/A
Common Stock	Nancy Zhao CFO #202, 5626 Larch Street Vancouver, BC Canada	(3) 1,500,000	Direct	0.11%
Common Stock	Donna M. Moroney Corporate Secretary #202, 5626 Larch Street Vancouver, BC Canada	(3) 1,500,000	Direct	0.11%
	Directors and Officers as a group	7,650,000		5.23%
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	(4) 183,193,870	Indirect	56.98%
Common Stock	Robert Abenante 600 – 666 Burrard Street Vancouver, BC Canada	(5) 21,571,132	Direct	13.47%
Common Stock	Pamela Kathleen Pickett 120 Caspian Way Brigadoon, Perth, WA 6069	(6) 19,500,000	Direct	12.33%

(1)

Based on 138,611,814 shares of common stock issued and outstanding as of June 28, 2018.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Consists of 650,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019 and 4,000,000 stock options, with each option being exercisable into one common shares at a price of $0.01 per share, expiring on July 21, 2020.

(3)

Consists of 1,500,000 stock options, with each option being exercisable into one common share at a price of $0.27 per share, expiring on February 15, 2023.

(4)

Consists of 91,596,935 common shares and 91,596,935 share purchase warrants.  Of the securities indirectly held, 52,930,214 common shares and 52,930,214 share purchase warrants (exercisable at a price of $0.05 per share, expiring on February 27, 2019) are indirectly held through Waratah Investments Limited, a Ghana corporation, and 38,666,721 common shares and 38,666,721 share purchase warrants are indirectly held through Waratah Capital Ltd., a British Columbia corporation. 16,207,601 warrants are exercisable at a price of $0.05 per share, expiring on February 27, 2019 and the balance of 22,459,120 warrants are exercisable at $0.05 per share, expiring on February 15, 2023.  Mr. Taylor controls both private companies.

(5)

Consists of 11,402,496 common shares and 10,168,636 share purchase warrants, with each  warrant is exercisable into one common share at an exercise price of $0.05 per share, expiring on February 27, 2019.

(6)

Consists of 14,500,000 common shares and 5,000,000 share purchase warrants, with each warrant exercisable into one common share at an exercise price of $0.05 per share, expiring on April 26, 2023.

Item 13.

Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2017, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at March 31, 2018, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

Our board currently consists of two directors, being Ronald Renne, Chairman, and Trevor Pickett, Interim Chief Executive Officer.  Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not currently have any independent directors.

Item 14.

Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2018 and 2017 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2018	March 31, 2017
Audit Fees	$ 21,000	$ 16,020
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$ 21,000	$ 16,020

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

Audit Committee

Our board has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. It currently consists of both directors, being Ronald Renne and Trevor Pickett, and oversees and reports to the Board of Directors on various auditing and accounting-related matters, including the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; the performance of internal audit; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures.

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

Directorships

Our directors currently hold directorships and/or offices with other reporting issuers (or equivalent) as follows:

The participation of the current directors in other reporting issuers is as follows:

Name of Director	Name of Other Reporting Issuer
Ronald Renne	Ashanti Sankofa Inc. (TSX.V)
Trevor Pickett	Ashanti Sankofa Inc. (TSX.V)

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

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 28, 2018, our share capital was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	138,611,814

Stock Option Plan

As at June 28, 2018, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
4,000,000	$0.01	July 21, 2020
650,000	$0.15	August 7, 2019
3,000,000	$0.27	February 15, 2023

Warrants

As at June 28, 2018, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
88,000,000	$0.05	February 27, 2019
30,000,000	$0.05	April 24, 2023

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)
10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.12	Jon Davis Royalty Agreement (4)
10.13	Amendment Agreement dated April 28, 2016 with Waratah Capital Ltd. to increase bridge loan to C$1,500,000
10.14	Amendment to Bridge Loan Agreement dated November 1, 2016 with Waratah Capital Ltd.*
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

BLOX, INC.

By:	/s/ Trevor Pickett	By:	/s/ Nancy Zhao
Name:	Trevor Pickett	Name:	Nancy Zhao
Title:	Interim Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 28, 2018	Date:	June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Trevor Pickett	By:	/s/ Nancy Zhao
Name:	Trevor Pickett	Name:	Nancy Zhao
Title:	Interim Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 28, 2018	Date:	June 28, 2018