Form 10-Q
period 2018-06-30
Blox, Inc.
filed 2018-08-20
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _____________to______________

Commission File Number: 333-150582

BLOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

Suite 708, 1155 West Pender Street, Vancouver, BC Canada	V6E 2P4
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(604) 314-9293

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

☐Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,366,414 shares of common stock as of August 20, 2018.

Transitional Small Business Disclosure Format ☐Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2018

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of funds needed for capital expenditures;
●	timely receipt of regulatory approvals;
●	our management team’s ability to implement our business plan;
●	effects of government regulation;
●	general economic and financial market conditions;
●	our ability to complete the required feasibility study for permitting of the Mansounia concession in Guinea;
●	our ability to develop our green mining business in Africa; and
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Blox, Inc. are included in this quarterly report on Form 10-Q.

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

		As At
	As At June 30, 2018	March 31, 2018 (audited)

ASSETS
Current Assets
Cash (Note 8)	$4,625	$28,481
Prepaid expenses	7,269	4,167
Total Current Assets	11,894	32,648

Long term investments (Note 4)	335,569	113,008
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,350,745	$1,148,938

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$92,960	$103,977
Due to shareholder (Note 11)	124,211	56,200
Total Liabilities	217,171	160,177

STOCKHOLDERS’S EQUITY
Common Stock (Note 7)
- 400,000,000 authorized
- 142,366,414 issued (March 31, 2018 – 108,611,814)	1,305	967
Additional Paid-in Capital	7,303,136	5,957,211
Share Subscriptions Received	-	1,469,516
Contributed Surplus	4,533,437	4,379,700
Accumulated Other Comprehensive Income	138,731	35,794
Deficit	(10,843,035)	(10,854,427)
Total Stockholders’ Equity	1,133,574	988,761
Total Liabilities and Stockholders’ Equity $	1,350,745	1,148,938

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2018	June 30, 2017

Operating Expenses
Consulting and professional fees (Note 11)	$61,104	$91,062
Depreciation	-	193
Exploration (Note 6)	3,844	19,584
Foreign exchange	1,237	21,654
Office and administration fees (Note 11)	9,392	10,490
Travel	8,852	2,311
Total Operating Expenses	(84,429)	(145,294)

Other Income
Unrealized gain on investment in warrants (Note 4)	95,774	-
Interest income	47	-
Net Income (Loss) for the Period	$11,392	(145,294)

Other Comprehensive Income
Unrealized gain on investment in common shares (Note 4)	102,937	-
Comprehensive Income (Loss) for the Period	$114,329	$(145,294)

Net Earnings (Loss) Per Common Share	$0.00	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	132,842,785	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2018 and 2017

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2017	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(9,364,652)	$109,773

Net loss for the period	-	-	-	-	-	-	(145,294)	(145,294)
June 30, 2017	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(9,509,946)	$(35,521)

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	102,937	-	102,937
Net income for the period	-	-	-	-	-	-	11,392	11,392
June 30, 2018	142,366,414	$1,305	$7,303,136	$-	$4,533,437	$138,731	$(10,843,035)	$1,133,574

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2018	June 30, 2017
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net income (loss) for the period	$11,392	$(145,294)
Non-cash items:
Depreciation	-	193
Unrealized gain on investment in warrants	(95,774)	-
Changes in non-cash working capital:
Prepaid expenses	(3,103)	3,882
Accounts payable and royalty payments payable	(11,016)	19,494
Due to shareholder	68,011	-
	(30,490)	(121,725)

INVESTING ACTIVITIES
Purchase of long-term investments	(23,850)	-

FINANCING ACTIVITIES
Proceeds from private placement	30,484	-
Proceeds from loans	-	113,811
	30,484	113,811

Decrease in Cash	(23,856)	(7,914)
Cash, Beginning of Period	28,481	14,085
Cash, End of Period	$4,625	$6,171
Non-Cash Transactions:
Cashless stock options exercised	$593,263	$-

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the “Company”) was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #708, 1155 West Pender Street, Vancouver, British Columbia, V6E 2P4, Canada.

The Company is primarily engaged in acquiring mineral assets in West Africa and applying green innovation to traditional mining methods and combining renewable energy and technology into the process.

2.	Basis of Presentation

(a)          Statement of Compliance

These condensed interim consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

(b)          Basis of Presentation

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These condensed interim consolidated financial statements are prepared on the historical cost basis. These condensed interim consolidated interim financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2019, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2018, including the accounting policies and notes thereto.

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

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

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

In applying the Company’s accounting policies, management has made certain judgments that may have a significant effect on the consolidated financial statements. Such judgments include the determination of the functional currencies and use of the going concern assumption.

(i)          Determination of Functional Currencies

In determining the Company’s functional currency, it periodically reviews its primary and secondary indicators to assess the primary economic environment in which the entity operates in determining the Company’s functional currencies. The Company analyzes the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled. The Company also analyzes secondary indicators such as the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining the Company’s predominant economic environment requires significant judgment.

(ii)          Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net income of $11,392 for the three months ended June 30, 2018 and has incurred cumulative losses since inception of $10,843,035 as at June 30, 2018.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
	Number	June 30, 2018	March 31, 2018
FVTPL
Share purchase warrants	3,333,333	$118,907	$48,375
	1,000,000	35,672	-
		154,579	48,375
Available-for-sale
Common shares	3,333,333	139,223	64,633
	1,000,000	41,767	-
		180,990	64,633
Total investment:		$335,569	$113,008

On April 16, 2018, the Company participated in a private placement offering by its strategic partner, Ashanti Sankofa Inc (TSX.V- ASI), which shares the same management group and board of directors as the Company. The Company purchased 1,000,000 units at CAD$0.03 per unit for a total cost of $23,850 (CAD$30,000). Each unit consists of one common share and one transferable share purchase warrant with each warrant entitling the holder to acquire one additional common share at a price of CAD$0.05 for a period of 24 months from the closing of the private placement. On the date of issuance, the Company determined the fair value of the common share and warrants to be $13,420 and $10,430, respectively.

As at June 30, 2018, the fair value of common shares was $180,990 which resulted in an unrealized gain of $102,937 that was recorded in other comprehensive income. In addition, the fair value of warrants was $154,579, which resulted in an unrealized gain of $95,774 that was recorded in net income.

The June 30, 2018 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.92%, volatility of 200.6%, annual rate of dividend of 0%, and expected life of 2 years.

5.	Equipment

	Machinery	Total
Cost
Balance at June 30 & March 31, 2018	$232,620	$232,620

Accumulated Depreciation
Balance at June 30 & March 31, 2018	$161,060	$161,060

Carrying amounts
As at June 30 & March 31, 2018	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

6.	Mineral Property Interest

The Company entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the “Assumption Agreement”) among Joseph Boampong Memorial Institute Ltd. (“JBMIL”) and Equus Mining Ltd. (“EML”), Burey Gold Guinee sarl (“BGGs”) and Burey Gold Limited (“BGL”) and, collectively with EML and BGGs, (the “Vendors”), pursuant to which the Company agreed to assume JBMIL’s right to acquire a 78% beneficial interest in the Mansounia Concession (the “Property”) from the Vendors. The Company exercised that right and acquired a 78% beneficial interest in the Property.

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country’s third largest city, Kankan.

An exploration permit for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, the Company obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company’s intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5-year extension. The Company has commenced work on the feasibility study required for obtaining this permit.

In consideration for the acquisition of the interest in the Property, the Company paid in cash $100,000 to BGL and $40,000 to EML and issued BGL and EML an aggregate of 6,514,350 shares of common stock of the Company (the “First Tranche Shares”), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, the Company recorded the cash payment of $140,000, and $10,000 for an independent valuation of the Property. Additionally, $781,722 was capitalized to mineral property interests, being the fair value of the first tranche of shares. The fair value of the first tranche shares was based on the closing price of the Company’s shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Property, the Company will issue BGL and EML a second tranche of shares of common stock of the Company (the “Second Tranche Shares”). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of the Company’s common stock over a 20-day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

The mining exploration license for the Company was renewed for twelve months on December 11, 2017, and the Company is now proceeding with the feasibility study phase.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, June 30 & March 31, 2018	$931,722

During the three months ended June 30, 2018, the Company spent $3,844 (2018 – $19,584) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock

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

On April 24, 2018, the Company closed the private placement as part of the Quivira acquisition and issued 30,000,000 units at a price of $0.05 per unit for gross proceeds of $1,500,000. Each unit consists of one common share and one transferable share purchase warrant exercisable at a price of $0.05 per share for a term of five years.

(b)        Warrants

On April 24, 2018, the Company issued 30,000,000 share purchase warrants as part of the $1,500,000 private placement. The warrants expire five years from the date of issuance and are exercisable at $0.05 per share. The fair value of these warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.73%, volatility of 204.3%, annual rate of dividend of 0%, and expected life of 5 years.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	88,000,000	0.05	0.70
Issued	30,000,000	0.05	4.80
Balance, June 30, 2018	118,000,000	0.05	1.74

As at June 30, 2018, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

88,000,000	$0.05	February 27, 2019
30,000,000	$0.05	April 24, 2023

(c)        Stock Options

On June 26, 2018, 4,000,000 stock options were exercised via cashless exercise at a price of $0.01 per share, resulting in issuance of 3,754,600 common shares. The cash component, equivalent to $40,000, is calculated as 245,400 shares at $0.163, the closing market price of the Company on the date of issuance.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	7,650,000	0.12	3.20
Exercised	(4,000,000)	0.01	2.10
Balance, June 30, 2018	3,650,000	0.25	4.00

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(c)        Stock Options (continued)

At June 30, 2018, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date

650,000	$0.15	1.1	August 7, 2019
3,000,000	$0.27	4.6	February 15, 2023

8.	Fair Value of Financial Instruments

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2018
Cash	$4,625	$-	$-	$4,625
Long-term investment – Shares	180,990	-	-	180,990
Long-term investment – Warrants	-	-	154,579	154,579
Total	$185,615	$-	$157,579	$340,194

	Level 1	Level 2	Level 3	Total March 31, 2018
Cash	$28,481	$-	$-	$28,481
Long-term investment – Shares	64,633	-	-	64,633
Long-term investment – Warrants	-	-	48,375	48,375
Total	$93,114	$-	$48,375	$141,489

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

9.	Due to Shareholder

During the three months ended June 30, 2018, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $68,011. As at June 30, 2018, the Company was indebted to Waratah for $124,211 (March 31, 2018 - $56,200). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

10.	Commitments

On June 22, 2013, the Company entered into a share purchase agreement with Waratah Capital Ltd. (“Waratah”) where the Company agreed to purchase all of Waratah’s right, title, and interest in the Quivira Gold (“Quivira”) shares, of which Waratah holds 100% of the outstanding shares. As consideration for the Quivira shares, the Company will issue to Waratah 60,000,000 shares of common stock and 60,000,000 warrants. Each warrant entitles the holder to purchase one additional common share at $0.05 for a period of five years from the closing date. Quivira, a subsidiary of Waratah Investments, owns and operates gold and diamond mining properties in Ghana.

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement for $1,500,000 (Note 7(a)). As of the issuance date of these financial statements, the due diligence has not yet been completed.

11.	Related Party Transactions

The Company’s related parties include its subsidiaries, key management personnel, controlling shareholders, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Compensation – Directors	$22,924	$29,715
Compensation – Former Director	-	27,484
Compensation – Officer	7,744	4,640
Compensation – Former Officer	12,262	11,688
	$42,930	$73,527

During the three months ended June 30, 2018, $2,179 (2017 - $2,097) were paid for bookkeeping services to a company owned by a former officer of the Company.

As at June 30, 2018, the Company was indebted to its related parties for the amounts as below:

	June 30, 2018	March 31, 2018

Accounts payable and accrued liabilities	$73,689	$57,014
Due to shareholder (Note 9)	124,211	56,200

As at June 30, 2018, $73,689 (March 31, 2018 - $57,014) remains unpaid to directors and officers for consulting and professional fees. These amounts owing is unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

12.	Geographical Area Information

	Canada	Africa	Total

June 30, 2018:

Current assets	$11,894	$-	$11,894
Long term investments	335,569	-	335,569
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$347,463	$1,003,282	$1,350,745

Total liabilities	$217,171	$-	$217,171

March 31, 2018:

Current assets	$32,648	$-	$32,648
Long term investments	113,008	-	113,008
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$145,656	$1,003,282	$1,148,938

Total liabilities	$160,177	$-	$160,177

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

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

Properties

On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the “Assumption Agreement”) with Joseph Boampong Memorial Institute Ltd. (“JBMIL”) and Equus Mining Ltd. (“EML”), Burey Gold Guinee sarl (“BGGs”) and Burey Gold Limited (“BGL”) and, collectively with EML and BGGs, (the “Vendors”), pursuant to which we agreed to assume JBMIL’s right to acquire a 78% beneficial interest in the Mansounia Concession (the “Mansounia Property”) from the Vendors, which right was exercised.

The Mansounia Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 80 kilometres west, by road, from the country’s third largest city, Kankan.

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

In consideration for the acquisition of the interest in the Mansounia Property, we paid approximately $100,000 to BGL and $40,000 to EML and on July 31, 2014, issued BGL and EML an aggregate of 6,514,350 shares of common stock of our company (the “First Tranche Shares”), at a deemed price of $0.1765 per share, for an aggregate deemed value of $1,150,000. The First Tranche Shares were issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively. For accounting purposes, we recorded the cash payment of $150,000 plus $781,722 as the fair value of the First Tranche Shares in mineral interest. The fair value of the First Tranche Shares was based on the closing price of our shares on the OTCQB on July 24, 2014.

Within 14 days of commercial gold production being publicly declared from ore mined from the Mansounia Property, we will issue BGL and EML a second tranche of shares of our common stock (the “Second Tranche Shares”). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of our common stock over a 20-day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

In July 2017, we announced the completion of field activities associated with a detailed Environmental and Social Impact Assessment (ESIA), which concludes a significant stage toward obtaining a Mining License for the Mansounia Gold Project in Guinea.

The ESIA document is used to communicate and discuss details of the project to all stakeholders, including government departments, environmental and other regulators, local communities as well as current and prospective shareholders. Apart from assessing the project’s environmental impact, the document also covers risk mitigation and potential benefits to local residents. The ESIA is the beginning of an ongoing process of involvement on all social and environmental fronts.

We engaged the internationally credentialed SAMEC (Security Africa Mining and Environmental Consulting) based in Conakry, to undertake the field-associated aspects of the ESIA program, which included - but was not limited to - addressing the following aspects:

●	Physical environment.
●	Biological environment.
●	Characterization of flora and fauna.
●	Characterization of aquatic species.
●	Characterization of habitat critical for ecological processes.
●	Inventories:
o	Botanical inventory.
o	Inventory of mammals.
o	Inventory of birds.
o	Herpetological inventory.
o	Inventory of ants.
●	Ecological study of freshwater.
●	Fish sampling.
●	Freshwater macroinvertebrates.
●	Social and Environmental Aspects:
●	Issues of the project.
●	Consultation of stakeholders.
●	Identification and analysis of the impacts of the project.
●	Proposal of mitigation of environmental impacts.
●	Management of risks and accidents.
●	Development of an environmental and social management plan (ESMP).

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

On July 6, 2018, the Company announced that a new drilling target has been defined by a 2.5km long Gold in Soil anomaly, at the Mansounia Gold Project (see Exhibit).

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net income of $11,392 for the three months ended June 30, 2018, and have incurred cumulative losses since inception of $10,843,035. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended June 30, 2018 and 2017, which are included herein.

Expenses

The expenses were as follows:

	Three Months Ended June 30
	2018 $	2017 $
Consulting and professional fees	61,104	91,062
Depreciation	-	193
Exploration expenses (Note 5)	3,844	19,584
Foreign exchange	1,237	21,654
Office and administration (Note 11)	9,392	10,490
Travel expenses	8,852	2,311
Operating Expenses	(84,429)	(145,294)

Unrealized gain on investment in warrants	95,774	-
Interest income	47	-
Net income (loss)	11,392	(145,294)

We incurred a net income of $11,392 for the three months ended June 30, 2018 (“Q1 2019”), compared to net loss of $145,294, in the same period in June 30, 2017 (“Q1 2018”). Overall, the operating cost in Q1 2019 is much lower than Q1 2018. In Q1 2019, an unrealized gain of $95,774 incurred is primarily due to holding the investment in ASI’s warrants. The following is a breakdown of the operating expenses during Q1 2019, compared to Q1 2018: consulting and professional fees decreased from $91,062 in Q1 2018 to $61,104 in Q1 2019; office and administration expenses decreased slight from $10,490 in Q1 2018 to $9,392 in Q1 2019; foreign exchange decreased from $21,654 from Q1 2018 to $1,237 in Q1 2019; travel costs were increased from $2,311 in Q1 2018 to $8,852 in Q1 2019; and the explorations costs decreased from $19,584 for Q1 2018 to $3,844 in Q1 2019 due to slight decreased activity on the Mansounia Property.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2018	March 31, 2018
Current Assets	$11,894	$32,648
Current Liabilities	217,171	160,177
Working Capital Deficit	$(205,277)	$(127,529)

Current Assets

The nominal decrease in current assets as of June 30, 2018 compared to March 31, 2018 was primarily due to a decrease in cash from $28,481 to $4,625.

Current Liabilities

Current liabilities as at June 30, 2018 increased by $56,994 since March 31, 2018, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Three months Ended June 30
	2018 $	2017 $
Net cash used in operating activities	(30,490)	(121,725)
Net cash used in investing activities	(23,850)	-
Net cash provided by financing activities	30,484	113,811
Increase (decrease) in cash and cash equivalents	(23,856)	(7,914)

Operating activities

The decrease in net cash used in operating activities for the three months ended June 30, 2018, compared to the same period in 2017 was primarily as a result of decreased operating activities on the Mansounia property in the current quarter.

Investing activities

The increase in investing activities for the three months ended June 30, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April.

Financing activities

There is a decrease net cash provided by financing activities for the three months ended June 30, 2018, compared to the same period in 2017.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2018.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $4,600 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

On April 24, 2018, the Company closed the private placement as part of the Quivira acquisition and issued 30,000,000 units at a price of $0.05 per unit for gross proceeds of $1,500,000. Each unit consists of one common share and one transferable share purchase warrant exercisable at a price of $0.05 per share for a term of five years.

The above securities were issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On June 26, 21018, Donna Moroney resigned as the Corporate Secretary of the Company.

On July 13, 2018, Trevor Pickett was appointed as the Chief Executive Officer of the Company on a permanent basis from his current interim position.

Item 6. Exhibits

Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	News Release Dated July 6, 2018

101 **	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLOX INC.

By:	/s/ Trevor Pickett
Name:	Trevor Pickett
Title:	Chief Executive Officer

Date:	August 20, 2018

