Form 10-Q
period 2018-09-30
Blox, Inc.
filed 2018-11-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 2018

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number: 333-150582

BLOX, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

5th Floor, 1177 Avenue of the Americas, New York, NY	10036
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(604) 314-9293

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

☐ Yes   ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,366,414 shares of common stock as of November 14, 2018.

Transitional Small Business Disclosure Format ☐Yes   ☒  No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2018

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At September 30, 2018	As At March 31, 2018 (audited)

ASSETS
Current Assets
Cash (Note 8)	$5,492	$28,481
Prepaid expenses	12,334	4,167
Total Current Assets	17,826	32,648

Long term investments (Note 4)	243,345	113,008
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722

Total Assets	$1,264,453	$1,148,938

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$117,719	$103,977
Due to shareholder (Note 11)	195,165	56,200
Total Liabilities	312,884	160,177

STOCKHOLDERS’S EQUITY
Common Stock (Note 7) - 400,000,000 authorized - 142,366,414 issued (March 31, 2018 – 108,611,814)	1,305	967
Additional Paid-in Capital	7,303,136	5,957,211
Share Subscriptions Received	—	1,469,516
Contributed Surplus	4,533,437	4,379,700
Accumulated Other Comprehensive Income	91,640	35,794
Deficit	(10,977,949)	(10,854,427)
Total Stockholders’ Equity	951,569	988,761

Total Liabilities and Stockholders’ Equity	$1,264,453	$1,148,938

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating Expenses
Consulting and professional fees (Note 11)	$51,712	$92,107	$112,816	$183,169
Depreciation	—	193	—	386
Exploration (Note 6)	25,243	(15,930)	29,087	3,654
Foreign exchange	1,629	34,717	2,866	56,371
Office and administration fees (Note 11)	11,109	11,692	20,501	22,182
Travel	87	3,818	8,939	6,129
Total Operating Expenses	(89,780)	(126,597)	(174,209)	(271,891)

Other Income (Loss)
Loss on disposal of equipment	—	(2,186)	—	(2,186)
Unrealized (loss) gain on investment in warrants (Note 4)	(45,134)	—	50,640	—
Interest income	—	—	47	—
Net Loss for the Period	(134,914)	(128,783)	(123,522)	(274,077)

Other Comprehensive Income
Unrealized (loss) gain on investment in common shares (Note 4)	(47,091)	—	55,846	—
Comprehensive Loss for the Period	$(182,005)	$(128,783)	$(67,676)	$(274,077)

Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	142,366,414	108,611,814	137,630,621	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

Six Months ended September 30, 2018 and 2017

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2017	108,611,814	$967	$5,957,211	$—	$3,500,756	$15,491	$(9,364,652)	$109,773

Private placement proceeds	—	—	—	1,073,923	—	—	—	1,073,923
Net loss for the period	—	—	—	—	—	—	(274,077)	(274,077)
September 30, 2017	108,611,814	$967	$5,957,211	$1,073,923	$3,500,756	$15,491	$(9,638,729)	$909,619

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	—	—	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	—	(593,263)	—	—	—
Unrealized gain on investment in common shares (Note 4)	—	—	—	—	—	55,846	—	55,846
Net loss for the period	—	—	—	—	—	—	(123,522)	(123,522)
September 30, 2018	142,366,414	$1,305	$7,303,136	$—	$4,533,437	$91,640	$(10,977,949)	$951,569

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2018	September 30, 2017
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(123,522)	$(274,077)
Non-cash items:
Depreciation	—	386
Loss on disposal of equipment	—	2,186
Unrealized gain on investment in warrants	(50,640)	—
Changes in non-cash working capital:
Prepaid expenses	(8,167)	(3,618)
Accounts payable and royalty payments payable	13,742	18,998
Due to shareholder	138,965	—
	(29,622)	(256,125)

INVESTING ACTIVITIES
Purchase of long-term investments	(23,851)	—

FINANCING ACTIVITIES
Proceeds from private placement	30,484	248,804

Decrease in Cash	(22,989)	(7,321)
Cash, Beginning of Period	28,481	14,085
Cash, End of Period	$5,492	$6,764

Non-Cash Transactions:
Loans payable converted into share subscriptions	$—	$825,120
Cashless stock options exercised	$593,263	$—

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

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

Six Months Ended September 30, 2018 and 2017

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $123,522 for the six months ended September 30, 2018 and has incurred cumulative losses since inception of $10,977,949 as at September 30, 2018.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

4.      Long Term Investments

		Fair Value as at
	Number	September 30, 2018	March 31, 2018
FVTPL
Share purchase warrants	3,333,333	$84,188	$48,375
	1,000,000	25,257	—
		109,445	48,375
Available-for-sale
Common shares	3,333,333	103,000	64,633
	1,000,000	30,900	—
		133,900	64,633
Total investment:		$243,345	$113,008

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

As at September 30, 2018, the fair value of common shares was $133,900 which resulted in an unrealized gain of $55,846 that was recorded in other comprehensive income. In addition, the fair value of warrants was $109,445, which resulted in an unrealized gain of $50,640 that was recorded in net income.

The September 30, 2018 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.16%, volatility of 195.4%, annual rate of dividend of 0%, and expected life of 2 years.

5.      Equipment

	Machinery	Total
Cost
Balance at September 30 & March 31, 2018	$232,620	$232,620

Accumulated Depreciation
Balance at September 30 & March 31, 2018	$161,060	$161,060

Carrying amounts
As at September 30 & March 31, 2018	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

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

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, September 30 & March 31, 2018	$931,722

During the six months ended September 30, 2018, the Company spent $29,087 (2018 – $3,654) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

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

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	88,000,000	0.05	0.70
Issued	30,000,000	0.05	4.60
Balance, September 30, 2018	118,000,000	0.05	1.47

As at September 30, 2018, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

88,000,000	$ 0.05	February 27, 2019
30,000,000	$ 0.05	April 24, 2023

(c)	Stock Options

On June 26, 2018, 4,000,000 stock options were exercised via cashless exercise at a price of $0.01 per share, resulting in issuance of 3,754,600 common shares. The cash component, equivalent to $40,000, is calculated as 245,400 shares at $0.163, the closing market price of the Company on the date of issuance.

On September 26, 2018, 1,500,000 stock options were cancelled due to the optionee who ceased to be an officer of the Company.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

7.      Common Stock (continued)

(c)	Stock Options (continued)

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	7,650,000	0.12	3.20
Cancelled	(1,500,000)	0.27	4.40
Exercised	(4,000,000)	0.01	1.80
Balance, September 30, 2018	2,150,000	0.23	3.30

At September 30, 2018, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date

650,000	$0.15	0.9	August 7, 2019
1,500,000	$0.27	4.4	February 15, 2023

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2018
Cash	$5,492	$—	$—	$5,492
Long-term investment – Shares	133,900	—	—	133,900
Long-term investment – Warrants	—	—	109,445	109,445
Total	$139,392	$—	$109,445	$248,837

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

8.      Fair Value of Financial Instruments (continued)

	Level 1	Level 2	Level 3	Total March 31, 2018
Cash	$28,481	$—	$—	$28,481
Long-term investment – Shares	64,633	—	—	64,633
Long-term investment – Warrants	—	—	48,375	48,375
Total	$93,114	$—	$48,375	$141,489

9.      Due to Shareholder

During the six months ended September 30, 2018, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $138,965. As at September 30, 2018, the Company was indebted to Waratah for $195,165 (March 31, 2018 - $56,200). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

The Company incurred the following expenses with related parties during the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017
Compensation – Directors	$45,793	$60,766
Compensation – Former Director	—	56,227
Compensation – Officer	14,623	7,118
Compensation – Former Officer	12,262	23,941
	$72,678	$148,052

During the six months ended September 30, 2018, $2,179 (2017 - $4,349) were paid for bookkeeping services to a company owned by a former officer of the Company.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

11.    Related Party Transactions (continued)

As at September 30, 2018, the Company was indebted to its related parties for the amounts as below:

	September 30, 2018	March 31, 2018

Accounts payable and accrued liabilities	$70,178	$57,014
Due to shareholder (Note 9)	195,165	56,200

As at September 30, 2018, $70,178 (March 31, 2018 - $57,014) remains unpaid to directors and officers for consulting and professional fees. These amounts owing is unsecured, non-interest bearing and have no fixed repayment terms.

12.    Geographical Area Information

	Canada	Africa	Total

September 30, 2018:

Current assets	$17,826	$—	$17,826
Long term investments	243,345	—	243,345
Equipment	—	71,560	71,560
Mineral property interest	—	931,722	931,722
Total assets	$261,171	$1,003,282	$1,264,453

Total liabilities	$312,884	$—	$312,884

March 31, 2018:

Current assets	$32,648	$—	$32,648
Long term investments	113,008	—	113,008
Equipment	—	71,560	71,560
Mineral property interest	—	931,722	931,722
Total assets	$145,656	$1,003,282	$1,148,938

Total liabilities	$160,177	$—	$160,177

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Properties

Mansounia Gold Project

On August 6, 2014, the Company announced that it had entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the “Assumption Agreement”) with Joseph Boampong Memorial Institute Ltd. (“JBMIL”) and Equus Mining Ltd. (“EML”), Burey Gold Guinee sarl (“BGGs”) and Burey Gold Limited (“BGL”) and, collectively with EML and BGGs, (the “Vendors”), pursuant to which we agreed to assume JBMIL’s right to acquire a 78% beneficial interest in the Mansounia Concession (the “Mansounia Property”) from the Vendors, which right was exercised.

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

Within 14-days of commercial gold production being publicly declared from ore mined from the Mansounia Property, we will issue BGL and EML a second tranche of shares of our common stock (the “Second Tranche Shares”). The number of Second Tranche Shares to be issued shall be calculated by dividing $1,150,000 by the volume weighted average share price of our common stock over a 20-day period preceding the issuance date. The Second Tranche Shares shall be issued to BGL and EML in the proportions of 71.43% and 28.57%, respectively.

The Mansounia Gold Project lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 80 kilometres west, by road, from the country’s third largest city, Kankan.

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. On October 25, 2016, an exploration permit extension was granted for a period of 12-months. The purpose of the extension was to provide time to complete the required feasibility study and environmental impact assessment to, National standards, that will be submitted to Ministre des Mines et de la Géologie and the La Ministre de l’Environnement, des Eaux et Forêts. Work is continuing on the feasibility study, the environmental impact assessment has been completed and we are in discussions with appropriate consultants to commence the community development plan and other remaining documentation. It is our intention to obtain a Mining License, which would give us the exclusive right to mine and dispose of minerals for 15-years, with a possible five-year extension.

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

Based on the highly encouraging results obtained from historical soils geochemical programs and in-line with recent desktop and field studies undertaken by Spiers Geological Consultants (SGC 2016), a number of key target areas were identified for follow-up field activities. Our understanding of the deposit and surrounding areas continues to grow with each field season, and, to date, robust geological and structural context for the area/s has been developed using modelling software. The model was based on the pre-existing regional geochemical soil and rock chip sampling and drill-hole data from the Mansounia Property area.

West African consulting group, Scott-Taylor Ltd., was retained to undertake a thorough site visit as part of the process of further examining the economic potential of the Mansounia Property. Scott-Taylor Ltd. undertook a field visit to the Mansounia Property to focus on areas where significant outcrops exist, in addition to the verification of collar locations for selected previously drilled RC and Diamond holes.

The deep weathering and extensive lateritic cover have resulted in limited outcrop of Birimian lithologies within the project area. Reconnaissance mapping located outcrops of weathered brecciated granitoid, volcano sedimentary and metasedimentary lithologies. A number of outcrops with extensive quartz veining were identified, particularly within the brecciated granitoid and were sampled. Previous structural analysis identified a number of target areas for further exploration. In total, 15 samples were collected for assays during the field visit. Four samples returned gold grades from 0.49g/t to 3.04g/t are shown below.

Sample ID	Eastings	Northing	RL	Au (ppm) 1	Au (ppm) 2
Man002	415153	1141509	424	1.03	0.92
Man003	415155	1141509	424	3.08	3.00
Man007	415172	1141545	441	0.49	0.48
Man012	415103	1141596	419	1.04	1.02

These outcrop sampling assays were very encouraging and warranted further exploration to unlock the full potential of the Mansounia license area. As a result, an auger drilling program was designed and implemented with the assistance of Sahara Natural Resources. The new drilling target was defined after an extensive database compilation and exploration targeting exercise undertaken by Sahara Natural Resources on the historical data held by Blox in the region. Sahara is the largest exploration services group in West Africa with 200 geoscientists operating between Burkina Faso, Ghana, Cote D’Ivoire, Mali, Senegal, Mauritania and Guinea.

On July 6, 2018, the Company announced that a new drilling target had been defined by a 2.5km long Gold in Soil anomaly, defined by Sahara, at the Mansounia Gold Project. This area formed part of a thorough auger drilling and regolith mapping program designed to aid in the delineation of potential mineralization 5km south-east of the current existing resource. Field activities also included trenching and pitting across the area of anomalous soil and outcrop samples. Some extensional drilling to the south west of the existing resource was also conducted. As Blox is currently moving towards a mining license at the Mansounia Gold Project, the auger drilling was also intended to sterilise a portion of the concession for feasibility work.

On October 26, 2018, Blox announced that 2500-meters of auger drilling had been completed. The results identified five new gold targets, including doubling the previous gold-in-soil strike from 2.5km to 5km (identified as Target C in Figure 1 below). In addition, the existing Mansounia resource was extended by up to 1km. Results from across the northern and eastern portions of the concession returned highly anomalous results of up to 1526ppb gold.

The Mansounia South target has never had modern drilling completed. The 5km anomaly remains untested and open to the north and south. Blox will continue to explore the strike extensions with auger drilling to refine targets to enable resource drilling to follow up. Extensional soil and auger drilling completed to the south west of the existing 1.29-million ounce resource identified highly anomalous gold contiguous with current drilling. The targets A, B, C, D and E in Figure 1 have never been drilled. Target A is an extension to the current resource and is open to the south. Targets B, C, D and E are open to the north and south. Additional auger drilling will be completed in the hope of further extending these targets.

405,000 mE
410,000 mE
415,000 mE
1,145,000 mN
1,140,000 mN
1,135,000 mN
Current Resource
N
1526ppb
1364ppb
119ppb
930ppb
493ppb
A
B
C
D
E
F
5km
0
2.5
5
kilometers
MAP LEGEND
Drill Target Area
Mansounia Permit
Drilled Collar
Drilled Holes with Intersections
>2.0 g/t Au (40)
1.0 to 2.0 g/t Au (109)
0.5 to 1.0 g/t Au (166)
Legend Auger_Soil_Au (ppb)
200 to 5,000 (16)
12 to 200 (50)
0 to 12 (91)
all others (62)
Au_ppb

Figure 1. Mansounia Gold Project – Strike extension of the newly identified Mansounia Gold-in-Soil anomaly planned auger drilling program, auger anomaly occurrences and historical drill collars.

In total, 184 auger drill samples were taken from the planned 400-hole program. The laterite cap was in excess of 10m deep in most drill locations, instead of the 5m cover anticipated. As a result, it was not possible to complete all 400 planned holes before the onset of the wet season made further drilling impossible. Despite the slightly truncated program, positive drill results were returned from every line drilled. Blox will consider extensional resource drilling at targets A and B below following the closure of the West African wet season.

Management is excited about the new drill targets identified and the extensions of the drill ready targets unveiled by the auger drilling. Anomalies were revealed in every drill line commenced, which is a very positive sign. These results have given Blox confidence to move forward with its plans to raise capital to complete the current auger program and then plan high quality resource extensional drilling. The Company is also well advanced towards the submission of its Mining License application for the Mansounia Gold Project.

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

Field work on the three Birim region concessions has been ongoing to maintain compliance while the Company’s prime focus is on the Mansounia Gold Project.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $123,223 for the six months ended September 30, 2018 and have incurred cumulative losses since inception of $10,977,650. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Six Months Ended September 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the six months ended September 30, 2018 and 2017, which are included herein.

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating Expenses
Consulting and professional fees	$51,712	$92,107	$112,816	$183,169
Depreciation	—	193	—	386
Exploration	25,243	(15,930)	29,087	3,654
Foreign exchange	1,629	34,717	2,866	56,371
Office and administration fees	11,109	11,692	20,501	22,182
Travel	87	3,818	8,939	6,129
Total Operating Expenses	(89,780)	(126,597)	(174,209)	(271,891)

Other Loss
Loss on disposal of equipment	—	(2,186)	—	(2,186)
Unrealized (loss) gain on investment in warrants	(45,134)	—	50,640	—
Interest income	—	—	47	—
Net Loss for the Period	(134,914)	(128,783)	(123,522)	(274,077)

Other Comprehensive Loss
Unrealized (loss) gain on investment in common shares	(47,091)	—	55,846	—
Comprehensive Loss for the Period	$(182,005)	$(128,783)	$(67,676)	$(274,077)

We incurred a net loss of $134,914 and $123,522 ($0.00 per share) for the three and six months ended September 30, 2018 (“Q2 2019”), compared to $128,783 and $274,077, in the same period in September 30, 2017 (“Q2 2018”). Overall, the operating cost in Q2 2019 is much lower than Q2 2018.

In Q2 2019, an unrealized loss of $45,134 and gain of $50,640, respectively, incurred for three and six months are primarily due to holding the investment in ASI’s warrants. Consulting and professional fees significantly decreased from $92,107 and $183,169, respectively, for three and six months ended in Q2 2018, to $51,712 and 112,816 in the same period in Q2 2019; office and administration expenses decreased from $11,692 and $22,182, respectively, for three and six months ended in Q2 2018, to $11,109 and $20,202 for the same period in Q2 2019; foreign exchange decreased from $34,717 and $56,371, respectively, for three and six months ended in Q2 2018 to $1,629 and $2,866 in Q2 2019; and the explorations costs increased from $15,930 (recovery) and $3,654, respectively, for three and six months ended in Q2 2018 to $25,243 and $29,087 in Q2 2019 due to increased activity on the Mansounia Property. In Q2 2019, unrealized comprehensive gain of $55,846 incurred for the six months are primarily due to holding the investment in ASI’s common shares.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2018	March 31, 2018
Current Assets	$17,826	$32,648
Current Liabilities	312,884	160,177
Working Capital Deficit	$(295,058)	$(127,529)

Current Assets

The nominal decrease in current assets as of September 30, 2018 compared to March 31, 2018 was primarily due to a decrease in cash from $28,481 to $5,492.

Current Liabilities

Current liabilities as at September 30, 2018 increased by $152,701 since March 31, 2018, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Six Months Ended September 30
	2018 $	2017 $
Net cash used in operating activities	(29,622)	(256,125)
Net cash used in investing activities	(23,851)	—
Net cash provided by financing activities	30,484	248,804
Decrease in cash and cash equivalents	(22,989)	(7,321)

Operating activities

The decrease in net cash used in operating activities for the six months ended September 30, 2018, compared to the same period in 2017 was primarily as a result of decreased corporate activities in the current quarter.

Investing activities

The increase in investing activities for the three months ended September 30, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April.

Financing activities

There is a decrease net cash provided by financing activities for the six months ended September 30, 2018, compared to the same period in 2017.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2018.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs. We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements. For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $5,500 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On June 26, 21018, Donna Moroney resigned as the Corporate Secretary of the Company.

On July 13, 2018, Trevor Pickett was appointed as the Chief Executive Officer of the Company on a permanent basis from his current interim position.

Item 6. Exhibits

Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	News Release Dated October 26, 2018
101 **	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLOX INC.

By:	/s/ Trevor Pickett
Name:	Trevor Pickett
Title:	Chief Executive Officer

Date:	November 14, 2018