Form 10-Q
period 2018-12-31
Blox, Inc.
filed 2019-02-13
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 2018

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

☐Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 142,366,414 shares of common stock as of February 14, 2019.

Transitional Small Business Disclosure Format ☐Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2018

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

Item 1.Financial Statements

The following unaudited interim financial statements of Blox, Inc. are included in this quarterly report on Form

10-Q.

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

		As At
	As At December 31, 2018	March 31, 2018 (audited)

ASSETS
Current Assets
Cash (Note 8)	$8,182	$28,481
Prepaid expenses	8,167	4,167
Total Current Assets	16,349	32,648

Long term investments (Note 4)	111,921	113,008
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,131,552	$1,148,938

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$172,116	$103,977
Due to shareholder (Note 11)	279,345	56,200
Total Liabilities	451,461	160,177

STOCKHOLDERS’S EQUITY
Common Stock (Note 7)
- 400,000,000 authorized
- 142,366,414 issued (March 31, 2018 – 108,611,814)	1,305	967
Additional Paid-in Capital	7,303,136	5,957,211
Share Subscriptions Received	-	1,469,516
Contributed Surplus	4,533,437	4,379,700
Accumulated Other Comprehensive Income	21,267	35,794
Deficit	(11,179,054)	(10,854,427)
Total Stockholders' Equity	680,091	988,761
Total Liabilities and Stockholders' Equity	$1,131,552	$1,148,938

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Operating Expenses
Consulting and professional fees (Note 11)	$44,148	$79,458	$156,964	$262,627
Depreciation	-	-	-	386
Exploration (Note 6)	88,917	7,976	118,004	11,630
Foreign exchange	(1,805)	(87)	1,061	56,284
Office and administration fees (Note 11)	7,609	3,573	28,110	25,755
Travel	1,186	-	10,125	6,129
Total Operating Expenses	(140,055)	(90,920)	(314,264)	(362,811)

Other Income (Loss)
Loss on disposal of equipment	-	-	-	(2,186)
Unrealized loss on investment in warrants (Note 4)	(61,050)	-	(10,410)	-
Interest income	-	-	47	-
Net Loss for the Period	(201,105)	(90,920)	(324,627)	(364,997)

Other Comprehensive Income
Unrealized loss on investment in common shares (Note 4)	(70,373)	-	(14,527)	-
Comprehensive Loss for the Period	$(271,478)	$(90,920)	$(339,154)	$(364,997)

Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	142,366,414	108,611,814	139,214,959	108,611,814

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

Nine Months ended December 31, 2018 and 2017

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2017	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(9,364,652)	$109,773

Private placement proceeds	-	-	-	1,136,568	-	-	-	1,136,568
Net loss for the period	-	-	-	-	-	-	(364,997)	(364,997)
December 31, 2017	108,611,814	$967	$5,957,211	$1,136,568	$3,500,756	$15,491	$(9,729,649)	$881,344

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	(14,527)	-	(14,527)
Net loss for the period	-	-	-	-	-	-	(324,627)	(324,627)
December 31, 2018	142,366,414	$1,305	$7,303,136	$-	$4,533,437	$21,267	$(11,179,054)	$680,091

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2018	December 31, 2017
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(324,627)	$(364,997)
Non-cash items:
Depreciation	-	386
Loss on disposal of equipment	-	2,186
Unrealized loss on investment in warrants	10,410	-
Changes in non-cash working capital:
Prepaid expenses	(4,000)	(1,118)
Accounts payable and royalty payments payable	68,139	42,984
Due to shareholder	223,145	-
	(26,933)	(320,559)

INVESTING ACTIVITIES
Purchase of long-term investments	(23,850)	-

FINANCING ACTIVITIES
Proceeds from private placement	30,484	311,448

Decrease in Cash	(20,299)	(9,111)
Cash, Beginning of Period	28,481	14,085
Cash, End of Period	$8,182	$4,974

Non-Cash Transactions:
Loans payable converted into share subscriptions	$-	$825,120
Cashless stock options exercised	$593,263	$-

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

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

Nine Months Ended December 31, 2018 and 2017

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss of $324,627 for the nine months ended December 31, 2018 and has incurred cumulative losses since inception of $11,179,054 as at December 31, 2018.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

4.      Long Term Investments

		Fair Value as at
	Number	December 31, 2018	March 31, 2018
FVTPL
Share purchase warrants	3,333,333	$37,226	$48,375
	1,000,000	11,168	-
		48,394	48,375
Available-for-sale
Common shares	3,333,333	48,867	64,633
	1,000,000	14,660	-
		63,527	64,633
Total investment:		$111,921	$113,008

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

As at December 31, 2018, the fair value of common shares was $63,527 which resulted in an unrealized loss of $14,527 that was recorded in other comprehensive income. In addition, the fair value of warrants was $48,394, which resulted in an unrealized loss of $10,410 that was recorded in net income.

The December 31, 2018 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.89%, volatility of 199.51%, annual rate of dividend of 0%, and expected life of 2 years.

5.      Equipment

	Machinery	Total
Cost
Balance at December 31 & March 31, 2018	$232,620	$232,620

Accumulated Depreciation
Balance at December 31 & March 31, 2018	$161,060	$161,060

Carrying amounts
As at December 31 & March 31, 2018	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

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

The mining exploration permit for the Company has been extended for four months (up to April 30, 2019) on December 31, 2018. The Company has submitted the application to Ministère des Mines for mining license in December 7, 2018.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, December 31 & March 31, 2018	$931,722

During the nine months ended December 31, 2018, the Company spent $118,004 (2018 – $11,630) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

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

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	88,000,000	0.05	0.20
Issued	30,000,000	0.05	4.30
Balance, December 31, 2018	118,000,000	0.05	1.24

As at December 31, 2018, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

88,000,000	$0.05	February 27, 2019
30,000,000	$0.05	April 24, 2023

(c)	Stock Options

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

The following table summarizes historical information about the Company’s incentive stock options:

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

7.      Common Stock (continued)

(c)	Stock Options (continued)

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	7,650,000	0.12	3.20
Cancelled	(1,500,000)	0.27	4.40
Exercised	(4,000,000)	0.01	1.80
Balance, December 31, 2018	2,150,000	0.23	3.00

At December 31, 2018, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date

650,000	$0.15	0.6	August 7, 2019
1,500,000	$0.27	4.1	February 15, 2023

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2018
Cash	$8,182	$-	$-	$8,182
Long-term investment – Shares	63,527	-	-	63,527
Long-term investment – Warrants	-	-	48,394	48,394
Total	$71,709	$-	$48,394	$120,103

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

8.      Fair Value of Financial Instruments (continued)

	Level 1	Level 2	Level 3	Total March 31, 2018
Cash	$28,481	$-	$-	$28,481
Long-term investment – Shares	64,633	-	-	64,633
Long-term investment – Warrants	-	-	48,375	48,375
Total	$93,114	$-	$48,375	$141,489

9.     Due to Shareholder

During the nine months ended December 31, 2018, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $223,145. As at December 31, 2018, the Company was indebted to Waratah for $279,345 (March 31, 2018 - $56,200). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

The Company incurred the following expenses with related parties during the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017
Compensation – Directors	$68,365	$59,422
Compensation – Former Director	-	71,877
Compensation – Officer	21,805	9,617
Compensation – Former Officer	12,262	36,493
	$102,432	$177,409

During the nine months ended December 31, 2018, $2,179 (2017 - $6,574) were paid for bookkeeping services to a company owned by a former officer of the Company.

As at December 31, 2018, the Company was indebted to its related parties for the amounts as below:

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2018 and 2017

(Unaudited – Expressed in U.S. Dollars)

11.	Related Party Transactions (continued)

	December 31, 2018	March 31, 2018

Accounts payable and accrued liabilities	$85,732	$57,014
Due to shareholder (Note 9)	279,345	56,200

As at December 31, 2018, $85,732 (March 31, 2018 - $57,014) remains unpaid to directors, officers, and former officers for consulting and professional fees. These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

12.	Geographical Area Information

	Canada	Africa	Total

December 31, 2018:

Current assets	$16,349	$-	$16,349
Long term investments	111,921	-	111,921
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$128,270	$1,003,282	$1,131,552

Total liabilities	$451,461	$-	$451,461

March 31, 2018:

Current assets	$32,648	$-	$32,648
Long term investments	113,008	-	113,008
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$145,656	$1,003,282	$1,148,938

Total liabilities	$160,177	$-	$160,177

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $324,627 for the nine months ended December 31, 2018 and have incurred cumulative losses since inception of $11,179,054. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Nine Months Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the nine months ended December 31, 2018 and 2017, which are included herein.

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Operating Expenses
Consulting and professional fees (Note 11)	$44,148	$79,458	$156,964	$262,627
Depreciation	-	-	-	386
Exploration (Note 6)	88,917	7,976	118,004	11,630
Foreign exchange	(1,805)	(87)	1,061	56,284
Office and administration fees (Note 11)	7,609	3,573	28,110	25,755
Travel	1,186	-	10,125	6,129
Total Operating Expenses	(140,055)	(90,920)	(314,264)	(362,811)

Other Income (Loss)
Loss on disposal of equipment	-	-	-	(2,186)
Unrealized (loss) gain on investment in warrants (Note 4)	(61,050)	-	(10,410)	-
Interest income	-	-	47	-
Net Loss for the Period	(201,105)	(90,920)	(324,627)	(364,997)

Other Comprehensive Income
Unrealized (loss) gain on investment in common shares (Note 4)	(70,373)	-	(14,527)	-
Comprehensive Loss for the Period	$(271,478)	$(90,920)	$(339,154)	$(364,997)

For the three-month period ended December 31, 2018 & 2017

The net loss and comprehensive loss for the three-month period ended December 31, 2018 were $201,105 and $271,478, respectively, as compared to the net loss and comprehensive loss for the three-month period ended December 31, 2017 of $90,920 and $90,920, respectively. Operating expenses for the 3rd quarter in 2019 are totaled $140,055 compared to the 3rd quarter in 2018 of $90,920, an increase of $49,135. The operating expenses incurred in the current quarter were higher than comparable quarter. Some of the more items contributing to the net loss and comprehensive loss for the 3rd quarter in 2019 and the 3rd quarter in 2018 were as follows:

•	Exploration expenses of $88,917 (December 31, 2017 - $7,976). The increase is due to most property related activities incurred in the 3rd quarters. The Company has submitted the mining application and the extended the current exploration license in December 2018.

•	Consulting and professional fees of $44,148 (December 31, 2017 - $79,458). The decrease is due to the Company is cutting back the management fees.

•	Office and administration costs of $7,609 (December 31, 2017: $3,573). The increase is due to the more filing fees incurred in this quarter when compared to the 3rd quarter in 2018.

•	Unrealized loss on the investment in warrants of $61,050 (December 31, 2017: $Nil). The loss in the current quarter is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

•	Unrealized loss on the investment in common shares of $70,373 (December 31, 2017: $Nil). The loss in the current quarter is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

For the nine-month period ended December 31, 2018 & 2017

The net loss and comprehensive loss for the nine-month period ended December 31, 2018 were $324,627 and $339,154, respectively, as compared to the net loss and comprehensive loss for the nine-month period ended December 31, 2017 of $364,997 and $364,997, respectively. Operating expenses for the 3rd quarter in 2019 are totaled $314,264 compared to the 3rd quarter in 2018 of $362,811, a decrease of $48,547. The operating expenses incurred in the current quarter were lower than comparable quarter. Some of the more items contributing to the net loss and comprehensive loss for the nine-month ended December 31, 2018 and the nine-month ended December 31, 2017 were as follows:

•	Exploration expenses of $118,004 (December 31, 2017 - $11,630). The increase is due to the Company has hired more geological consultants to work on the mining application and the extension of the current exploration license in the current period.

•	Consulting and professional fees of $156,964 (December 31, 2017 - $262,627). The decrease is due to the Company is cutting back the management fees in the current period.

•	Office and administration costs of $28,110 (December 31, 2017: $25,755). The increase is due to the more filing fees incurred in the period when compared to the 2018.

•	Foreign exchange loss of $1,061 (December 31, 2017 - $56,284). The higher foreign exchange expense incurred in the 3rd quarter in 2018 is due to the shareholder loan was received in Canadian dollars, which has been depreciating over the period.

•	Unrealized loss on the investment in warrants of $10,410 (December 31, 2017: $Nil). The loss in the current quarter is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current period.

•	Unrealized loss on the investment in common shares of $14,527 (December 31, 2017: $Nil). The loss in the current quarter is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current period.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2018	March 31, 2018
Current Assets	$16,349	$32,648
Current Liabilities	451,461	160,177
Working Capital Deficit	$(435,112)	$(127,529)

Current Assets

The nominal decrease in current assets as of December 31, 2018 compared to March 31, 2018 was primarily due to a decrease in cash from $28,481 to $8,182.

Current Liabilities

Current liabilities as at December 31, 2018 increased by $291,284 since March 31, 2018, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Nine Months Ended December 31
	2018 $	2017 $
Net cash used in operating activities	(26,933)	(320,559)
Net cash used in investing activities	(23,850)	-
Net cash provided by financing activities	30,484	311,448
Decrease in cash and cash equivalents	(20,299)	(9,111)

Operating activities

The decrease in net cash used in operating activities for the nine months ended December 31, 2018, compared to the same period in 2017 was primarily as a result of increased shareholder’s advance in the current period.

Investing activities

The increase in investing activities for the nine months ended December 31, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April.

Financing activities

There is a decrease net cash provided by financing activities for the nine months ended December 31, 2018, compared to the same period in 2017.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2018.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $250,000 to $500,000 and we currently have approximately $8,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

BLOX INC.

By:	/s/ Trevor Pickett
Name:	Trevor Pickett
Title:	Chief Executive Officer

Date:	February 14, 2019

