Form 10-K
period 2019-03-31
Blox, Inc.
filed 2019-07-01
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 000-53565

BLOX, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-853914
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

5th floor, 1177 Avenue of Americas, New York	NY 10036
(Address of principal executive offices)	(ZIP Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2019 was $8,919,088.

The number of shares outstanding of the registrant’s common stock as of June 27, 2019 was 142,822,664.

Documents Incorporated By Reference: None

i

PART I.

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Blox Energy Inc., Blox Minerals Inc., Quivira Gold, and Blox Minerals Guinea unless otherwise specified.

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

We are primarily engaged in acquiring and exploring mineral properties plus the development of mineral resources for mining with the intent of applying green innovation plus renewable energy and technology to traditional mining methods.

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

The Mansounia Gold Project lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Mansounia Property is located approximately 60 kilometres west, by road, from the country’s third largest city, Kankan.

An exploration permit for the Mansounia Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. On December 17, 2017, an exploration permit extension was granted for a period of 12-months. The purpose of the extension was to provide time to complete the required feasibility study and environmental impact assessment to, National standards, that will be submitted to Ministre des Mines et de la Géologie and the La Ministre de l’Environnement, des Eaux et Forêts. Work is continuing on the feasibility study, the environmental impact assessment has been completed and we are in discussions with appropriate consultants to commence the community development plan and other remaining documentation. In July 2017, we announced the completion of field activities associated with a detailed Environmental and Social Impact Assessment (ESIA), which concludes a significant stage toward obtaining a Mining License for the Mansounia Gold Project in Guinea.

It is our intention to obtain a Mining License, which would give us the exclusive right to mine and dispose of minerals for 15-years, with a possible five-year extension. The Company submitted an application to Ministere des Mines for Mining License on December 7, 2018. On April 30, 2019, the exploration permit expired. On June 13, 2019, the Company made a presentation of a feasibility study to the National Commission as part of the process of obtaining the Mining License. The Company is moving on the next step of fulfilling the government’s recommendations on the feasibility study.

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

We engaged the internationally credentialed SAMEC (Security Africa Mining and Environmental Consulting) based in Conakry, to undertake the field-associated aspects of the ESIA program.

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

On July 6, 2018, the Company announced that a new drilling target had been defined by a 2.5km long Gold in Soil anomaly, defined by Sahara, at the Mansounia Gold Project. This area formed part of a thorough auger drilling and regolith mapping program designed to aid in the delineation of potential mineralization 5km south-east of the current existing resource. Field activities also included trenching and pitting across the area of anomalous soil and outcrop samples. Some extensional auger drilling to the south west of the existing resource was also conducted. As Blox is currently moving towards a mining license at the Mansounia Gold Project, the auger drilling was also intended to sterilise a portion of the concession for feasibility work.

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
Au_ppb
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

Since inception, we have been committed to greening the mining process through the utilization of new, clean and sustainable technologies. Our aim is to significantly reduce the carbon emissions from any future mining operations, where possible and efficacious, to produce ‘green gold’ and market it as such. Initially, this can be partially achieved with the use of alternative energy sources at the mine site and camp. Guinea is the watershed of West Africa and we plan to work with experts to explore the option of investing in hydro-electric power for our Mansounia Property, to initially replace part, and ultimately all, of the conventional diesel power generation or coal-fired grid power that will be utilised in our future operations.

We also have a strong commitment to wealth creation, prosperity and education for locals within the catchment areas of our concessions both in Guinea and Ghana. Part of our mandate includes:

●	providing education and training to allow locals to gain employment on our future mine sites;
●	offering English language and mathematics courses;
●	providing additional infrastructure such as housing, roads and energy where possible, in accordance with our sustainability goals; and
●	implementing the United Nations’ 17 goals for Sustainable Development and Growth (UN17 SDG) across all our projects for the benefit of locals and as examples of how green, responsible mining can be carried out.

Geological and Technical Consultants

Kevin P. Thomson is a member of the Professional Geologists of Ontario (# 00191). Mr. Thomson has more than 25 years experience relevant to the style of mineralization and type of deposits under consideration and to the activity being undertaken to qualify as a Competent Person as defined by the NI 43-101. Mr. Thomson is a Director of our company and a consulting geologist to the company.

Competitive Conditions

The mineral exploration and development business is an extremely competitive industry. We are competing with many other companies exploring for minerals and potentially developing minerals resources into mines.  Our Mansounia Gold Project in Guinea is an advanced exploration / predevelopment project, while our Ghana projects are very early stage exploration. As a junior mineral exploration and development company, Blox competes with many companies like ourselves for financing and joint venture partners. Additionally, we compete for industry human resources such as professional geologists, and service providers.

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

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, rescoping and revegetating various portions of a site after mining operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current laws and regulations in West Africa could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

Guinea’s National Transition Council (CTN) amended its mining code in April 2013, in an effort to improve its investment record. The amendments brought profit taxes down to 30 percent, and cut the tax on bauxite to 0.15 percent of the international market price for aluminum. However, the new version still grants the government a free 15-percent stake in mining projects, as well as the option of purchasing an additional 20 percent stake. The clause is designed to encourage companies to process raw materials inside the sovereign’s borders, rather than just shipping the ore out. The state’s stake in the projects is said to shrink as the portion of value added inside the country’s borders increases.

Under the new mining code, an industrial exploitation or operating permit will be granted for 15 years. It can be renewed for five-year periods, provided the holder of the title complies with its obligations. Upon non-commencement of work within a year of the issuance of an exploitation permit for industrial operations, the previous monthly fine of GNF 5m has been revised to GNF10m, imposed for the first three months, with a monthly increase of 10 percent of the penalty amount thereafter.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $11,615,101 and $1,489,775 for the years ended March 31, 2019 and March 31, 2018, respectively, and have incurred cumulative losses since inception of $22,469,528 as of March 31, 2019. These factors raise substantial doubt about our ability to continue as going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital.

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

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $543,395 as of March 31, 2019 (March 31, 2018 - $127,529) and we do not have funds to conduct work on the Mansounia Property presently. Continuing exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock and shareholder loans. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

Our exploration activities are highly speculative and involve substantial risks.

Our Mansounia Property is an advanced exploration project in the process of defining a mineral resource, however, a proven minerals reserve has not yet been established. Our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to milling operations, and interruptions may be caused by adverse weather conditions. Our future operations, if any, are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls.

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

One significant shareholder beneficially owns approximately 64% of our outstanding common stock. The interests of this stockholder may not be, at all times, the same as that of our other shareholders. This significant shareholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority shareholders.

Since our directors and officers have the ability to be employed by or consult for other companies, their other activities could compete for time on our activities.

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

There is currently a limited public market for our common stock and we can provide no assurance that the market for our common stock will be sustained.  If a market is sustained, however, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate revenues;
●	increased competition; and
●	conditions and trends in the mining industry.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of June 27, 2019, we had 142,822,644 shares of common stock outstanding. Accordingly, we may issue up to an additional 257,177,336 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our company is subject to Multilateral Instrument 51-105 as adopted by all jurisdictions in Canada except the Province of Ontario which, among other things, imposes certain resale restrictions and legend requirements on our shares.

As a reporting issuer in the Province of British Columbia, our company is subject to Multilateral Instrument 51-105 which regulates companies with certain connections to any jurisdiction in Canada other than the Province of Ontario that have a class of securities that has been assigned a ticker symbol by the Financial Industry Regulatory Authority in the United States for use on any of the over-the-counter markets in the United States and includes a class of securities whose trades have been reported in the grey market.  In addition to disclosure and reporting obligations required under MI 51-105, the instrument imposes certain resale requirements of private placement securities acquired after the ticker-symbol date including the following:

●	a four-month period has passed from the date of distribution of the security (unless the person is a control person of the issuer in which case the person must hold the security for a period of at least 6 months);
●	the number of securities the person proposed to trade, plus the number of securities of the same class that the person has traded in the prior 12 months does not exceed 5% of the issuer’s outstanding securities of the same class;
●	the person trades the securities through an investment dealer registered in a jurisdiction in Canada;
●	the investment dealer executes the trade through any of the over-the-counter markets in the United States; and
●	the certificate representing the security bears a legend which states that the holder must not trade the securities of the issuer unless the conditions in Section 13 of MI 51-105 are met.

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

We do not own any real estate or other property used in the operation of our current business. Our principal executive offices are located at #908, 938 Howe Street, Vancouver, British Columbia, Canada V6Z 1N9. We are utilizing the corporate office of our Corporate Secretary at no cost to our company. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more employees.

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

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”. On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2019 and March 31, 2018 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Price ($)	Low Price ($)
March 31, 2019	0.20	0.10
December 31, 2018	0.20	0.1321
September 30, 2018	0.25	0.14
June 30, 2018	0.30	0.1621
March 31, 2018	0.30	0.071
December 31, 2017	0.29	0.11
September 30, 2017	0.235	0.09
June 30, 2017	0.35	0.0279

On June 27, 2019, the price of our common stock as reported by the OTCQB was $0.195 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere New York 11598 Tel: 212-848-8436; Fax: 646-536-3179

Holders of Common Stock

As of June 27, 2019, we had 142,822,664 shares of our common stock issued and outstanding held by 40 holders of record.

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

There are no restrictions in our articles of incorporation or bylaws, nor are we subject to any contractual restrictions, that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	2,150,000	$0.05	7,850,000
Total	2,150,000		7,850,000

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

Overview

We were incorporated in the State of Nevada on July 21, 2005 and are engaged in the exploration of early-stage mineral properties. On August 6, 2014, we announced that we entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 with Joseph Boampong Memorial Institute Ltd. and Equus Mining Ltd., Burey Gold Guinee sarl and Burey Gold Limited and, collectively with EML and BGGs, pursuant to which we agreed to assume JBMIL’s right to acquire a 78% beneficial interest in the Mansounia Concession. We also announced that we had exercised that right and had acquired a 78% beneficial interest in the Mansounia Property.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2019, we had an accumulated deficit of $22,469,528. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2019 and 2018 which are included herein.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2019 ($)	Year ended March 31, 2018 ($)
Operating Expenses
Consulting and professional fees	211,760	328,171
Depreciation	-	386
Exploration	194,117	196,567
Foreign exchange	1,680	56,827
Office and administration fees	35,026	30,095
Stock-based compensation	-	878,944
Travel	2,777	11,820

Total Operating Expenses	445,360	1,502,810

Other Income (Loss)
Interest income	47	26
(Loss) gain on derivative	(33,788)	15,195
Loss on disposal of equipment	-	(2,186)
Shareholder expense	(11,136,000)	-
Net Loss for the Year	(11,615,101)	(1,489,775)

Unrealized gain on investment in shares	19,225	20,303

Comprehensive Loss for the year	(11,595,876)	(1,469,472)

The net loss and comprehensive loss for the year ended March 31, 2019 (“Fiscal 2019) were $11,615,101 and $11,595,876, respectively, as compared to the net loss and comprehensive loss for the year ended March 31, 2018 (“Fiscal 2018) of $1,489,775 and $1,469,472, respectively. Operating expenses for the Fiscal 2019 are totaled $445,360 compared to the Fiscal 2018 of $1,502,810, a decrease of $1,057,451. Some of the more items contributing to the net loss and comprehensive loss for the Fiscal 2019 and Fiscal 2018 were as follows:

●	Exploration expenses of $194,117 (March 31, 2018 - $196,567). The exploration decreased slightly when compared to the cost in Fiscal 2018. In both Fiscal 2019 and Fiscal 2018, the Company has hired more geological consultants to work on feasibility towards obtaining the mining license.

●	Consulting and professional fees of $211,760 (March 31, 2018 - $328,171). The decrease is due to the Company is cutting back the management fees in the current year.

●	Office and administration costs of $35,026 (March 31, 2018: $30,095). The increase is due to the more filing fees incurred in current year.

●	Foreign exchange loss of $1,680 (March 31, 2018 - $56,827). The higher foreign exchange expense incurred in 2018 is due to the shareholder loan was received in Canadian dollars, which has been depreciating over the year.

●	Loss on the investment in warrants of $33,788 (March 31, 2018: $15,195 gain). The loss in the current year is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current year.

●	Shareholder expense of $11,136,000 (March 31, 2018 - $Nil). The shareholder expense recorded is due to extension of the expiry date of 88 million warrants from February 27, 2019 to February 27, 2020.

●	Unrealized gain on the investment in common shares of $19,225 (March 31, 2018: $20,303). The unrealized gain in the current year is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares increased for the current year.

Management anticipates operating expenses will materially increase in future periods as we focus on resource and exploration drilling, the feasibility study and potentially predevelopment activities in consideration of building a mining project on Mansounia Property.

Liquidity and Capital Resources

Working Capital

	At March 31, 2019 ($)	At March 31, 2018 ($)
Current assets	14,959	32,648
Current liabilities	558,354	160,177
Working capital (deficiency)	(543,395)	(127,529)

Current Assets

The decrease in current assets as of March 31, 2019 compared to March 31, 2018 was primarily due to a decrease in cash of $17,689.

Current Liabilities

Current liabilities as at March 31, 2019 increased by $398,177 due to an increase of $125,031 in accounts payable and accrued liabilities and a shareholder loan from a significant shareholder in the sum of $273,146.

Cash Flow

Our cash flow for the years ended March 31, 2019 and 2018 was as follows:

	Year Ended March 31, 2019 ($)	Year Ended March 31, 2018 ($)
Net cash used in operating activities	(48,136)	(552,490)
Net cash used in investing activities	(23,850)	(77,510)
Net cash provided by financing activities	53,297	644,396
Net (decrease) increase in cash and cash equivalents	(18,689)	14,396

Operating activities

The decrease in net cash used in operating activities from Fiscal 2018 to Fiscal 2019 was primarily as a result of the most operating activities were funded by a significant shareholder.

Financing activities

The decreased net cash provided by financing activities from Fiscal 2019 to Fiscal 2018 was primarily as a result of most proceeds from private placement received in Fiscal 2018 rather than Fiscal 2019.

Investing activities

The decreased net cash provided by investing activities from Fiscal 2018 to Fiscal 2019 was primarily as a result of no sufficient cash to invest the potential projects.

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

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a net loss of $11,615,101 and $1,489,775 for the years ended March 31, 2019 and March 31, 2018, respectively, and have incurred cumulative losses since inception of $22,469,528 as at March 31, 2019. These factors raise substantial doubt about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary debt and/or equity financing to continue operations. Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year, including plans to raise additional equity financing, control costs and reduce operating losses.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $1,250,000 to $1,500,000 and we currently have approximately $9,792 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Blox, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blox, Inc. (the “Company”) as at March 31, 2019 and 2018, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2013.

Vancouver, Canada	“Morgan & Company LLP”

June 27, 2019	Chartered Professional Accountants

Blox, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As At	As At
	March 31, 2019	March 31, 2018

ASSETS
Current Assets
Cash (Note 10)	$9,792	$28,481
Prepaid expenses	5,167	4,167
Total Current Assets	14,959	32,648

Long term investments (Note 5)	122,295	113,008
Equipment (Note 6)	71,560	71,560
Mineral properties (Note 7)	931,722	931,722
Total Assets	$1,140,536	$1,148,938

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 13)	$229,008	$103,977
Due to shareholder (Note 11)	329,346	56,200
Total Liabilities	558,354	160,177

STOCKHOLDERS’ EQUITY
Common Stock (Note 9) – 400,000,000 authorized – 142,822,664 issued (2018 – 108,611,814)	1,309	967
Additional Paid-in Capital	7,337,352	5,957,211
Share Subscriptions Received (Note 9)	-	1,469,516
Contributed Surplus	15,658,030	4,379,700
Accumulated Other Comprehensive Income	55,019	35,794
Deficit	(22,469,528)	(10,854,427)
Total Stockholders’ Equity	582,182	988,761
Total Liabilities and Stockholders’ Equity	$1,140,536	$1,148,938

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Comprehensive loss

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2019	March 31, 2018

Operating Expenses
Consulting and professional fees (Note 13)	$211,760	$328,171
Depreciation	-	386
Exploration (Note 7)	194,117	196,567
Foreign exchange	1,680	56,827
Office and administration fees (Note 13)	35,026	30,095
Stock-based compensation	-	878,944
Travel	2,777	11,820
Total Operating Expenses	(445,360)	(1,502,810)

Other Income (Loss)
Interest income	47	26
(Loss) gain on investment in warrants (Note 5)	(33,788)	15,195
Loss on disposal of equipment	-	(2,186)
Shareholder expense (Note 9)	(11,136,000)	-
Net Loss for the Year	(11,615,101)	(1,489,775)

Other Comprehensive Income
Unrealized gain on investment in common shares (Note 5)	19,225	20,303
Comprehensive Loss for the Year	$(11,595,876)	$(1,469,472)
Net Loss Per Common Share	$(0.08)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic	140,030,780	108,611,814

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

March 31, 2017	108,611,814	$967	$5,957,211	$-	$3,500,756	$15,491	$(9,364,652)	$109,773

Private placement proceeds (Note 9)	-	-	-	1,469,516	-	-	-	1,469,516
Unrealized gain on investment in common shares (Note 5)	-	-	-	-	-	20,303	-	20,303
Stock-based compensation (Note 9)	-	-	-	-	878,944	-	-	878,944
Net loss for the year	-	-	-	-	-	-	(1,489,775)	(1,489,775)
March 31, 2018	108,611,814	967	5,957,211	1,469,516	4,379,700	35,794	(10,854,427)	988,761

Private placement (Notes 9(a)&9(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 9(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 5)	-	-	-	-	-	19,225	-	19,225
Common shares issued from warrants exercised (Note 9(b))	456,250	4	34,216	-	(11,407)	-	-	22,813
Warrant extension (Note 9(b))	-	-	-	-	11,136,000	-	-	11,136,000
Net loss for the year	-	-	-	-	-	-	(11,615,101)	(11,615,101)
March 31, 2019	142,822,664	$1,309	$7,337,352	$-	$15,658,030	$55,019	$(22,469,528)	$582,182

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2019	March 31, 2018
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year	$(11,615,101)	$(1,489,775)
Non-cash items:
Depreciation	-	386
Loss (gain) on investment in warrants	33,788	(15,195)
Loss on disposal of equipment	-	2,186
Stock-based compensation	-	878,944
Shareholder expense	11,136,000	-
Changes in non-cash working capital:
Prepaid expenses	(1,000)	1,384
Accounts payable and accrued liabilities	125,032	26,380
Due to shareholder	273,145	43,200
Cash used in operating activities	(48,136)	(552,490)

INVESTING ACTIVITIES
Purchase of long-term investments	(23,850)	(77,510)
Cash used in investing activities	(23,850)	(77,510)

FINANCING ACTIVITIES
Proceeds from private placement	30,484	644,396
Proceeds from warrants conversion	22,813	-
Cash provided by financing activities	53,297	644,396

(Decrease) increase in Cash	(18,689)	14,396
Cash, Beginning of Year	28,481	14,085
Cash, End of Year	$9,792	$28,481

Non-Cash Transactions
Cashless stock option exercise	$593,263	$-
Loans payable converted into share subscriptions	-	825,120
Expenses paid by significant shareholder	-	56,200

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the “Company”) was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #1177 Avenue of Americas 5th Floor, New York, NY 10036.

The Company is primarily engaged in developing mineral exploration projects in Guinea, West Africa.

2.	Basis of Presentation

(a)	Statement of Compliance

These financial statements are presented in accordance with generally accepted accounting principles in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

(b)	Basis of Presentation

The consolidated financial statements of the Company comprise the Company and its subsidiaries, Blox Energy Inc. and Blox Minerals Guinea. These consolidated financial statements are prepared on the historical cost basis. These consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones) considered necessary for fair value have been included. All intercompany balances and transactions have been eliminated upon consolidation.

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

(d)	Significant Accounting Judgments and Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the period. Actual outcomes could differ from these estimates. Revisions to accounting estimates are recognized in the period in which the estimate is revised and may affect both the period of revision and future periods

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $11,615,101 and $1,489,775 for the years ended March 31, 2019 and 2018, respectively, and has incurred cumulative losses since inception of $22,469,528 (2018 - $10,854,427) as at March 31, 2019.

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

Transactions in foreign currencies are translated to the respective functional currencies of the Company’s entities at exchange rates at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are retranslated to the functional currency at the exchange rate at that date. Non-monetary assets and liabilities denominated in foreign currencies that are measured at fair value are retranslated to the functional currency at the exchange rate at the date that the fair value was determined. Non-monetary items that are measured in terms of historical costs in a foreign currency are translated using the exchange rate at the date of the transaction. Foreign currency differences arising on retranslation are recognized in profit or loss, except for differences arising on the translation of available-for-sale financial instruments, which are recognized in other comprehensive income.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(a)	Foreign Currency Accounting (continued)

ii)	Foreign Operations

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)

(f)	Decommissioning Liabilities

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2019.

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

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

5.	Long Term Investments

		Fair Value as at
	Number	March 31, 2019	March 31, 2018
FVTPL
Share purchase warrants	3,333,333	$19,046	$48,375
	1,000,000	5,970	-
		25,016	48,375
Available-for-sale
Common shares	3,333,333	74,830	64,633
	1,000,000	22,449	-
		97,279	64,633
Total investment:		$122,295	$113,008

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

5.	Long Term Investments (continued)

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

As at March 31, 2019, the fair value of common shares was $97,279 which resulted in an unrealized gain of $19,225 that was recorded in other comprehensive income. In addition, the fair value of warrants was $25,016, which resulted in a loss of $33,788 that was recorded in net income.

As at March 31, 2019 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.70%, volatility of 128%, annual rate of dividend of 0%, and expected life of 0.99 – 1.05 years.

6.	Equipment

	Machinery	Total
Cost
Balance at March 31, 2019 & 2018	$232,620	$232,620

Accumulated Depreciation
Balance at March 31, 2019 & 2018	$161,060	$161,060

Carrying amounts
As at March 31, 2019 & 2018	$71,560	$71,560

Equipment in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

7.	Mineral Property Interest

The Company entered into a Deed of Assignment and Assumption Agreement dated July 24, 2014 (the “Assumption Agreement”) among Joseph Boampong Memorial Institute Ltd. (“JBMIL”) and Equus Mining Ltd. (“EML”), Burey Gold Guinee sarl (“BGGs”) and Burey Gold Limited (“BGL”) and, collectively with EML and BGGs, (the “Vendors”), pursuant to which the Company has agreed to assume JBMIL’s right to acquire a 78% beneficial interest in the Mansounia Concession (the “Property”) from the Vendors. The Company exercised that right and acquired a 78% beneficial interest in the Property.

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

The mining exploration permit for the Company expired on April 30, 2019. The Company submitted an application to Ministère des Mines for mining permit on December 7, 2018.

Mansounia Property, West Africa
Acquisition of mineral property interest

Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722

Balance, March 31, 2019 and 2018	$931,722

During the year ended March 31, 2019, the Company spent $194,117 (2018 – $196,567) on the property.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

7.	Mineral Property Interest (continued)

A summary of exploration and evaluation expenditures included in comprehensive loss are as follows:

	March 31, 2019	March 31, 2018
Exploration Cost	$	$

Assays	7,501	-
Feasibility	5,450	6,720
General and admin costs	7,816	23,384
Geologist consulting fees	110,034	24,278
Licenses and permits	34,568	142,185
Travel	28,748	-
Total cost during the year	194,117	196,567

8.	Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada and the United States. The consolidated provision for income taxes varies from the amount that would be computed by applying the combined statutory income tax rates to net loss before taxes were approximately as follows:

	2019	2018
Combined statutory rate	21%	21%
Expected income tax recovery	$(2,439,000)	$(313,000)
Non-deductible differences and other	2,344,000	507,000
Deferred tax assets not recognized	95,000	(194,000)
Income tax provision	$-	$-

The significant components of the Company’s deferred income tax assets were approximately:

	2019	2018
Losses available for future periods	$1,403,000	$1,310,000
Long-term investments	(2,000)	(4,000)
Equipment	(19,000)	(19,000)
Tax assets not recognized	(1,382,000)	(1,287,000)
Net deferred income tax asset	$-	$-

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

8.	Income Taxes (continued)

The Company has non-capital losses of approximately $6,255,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada	United States	Guinea

2027	$-	$1,000	$-
2028	-	16,000	-
2029	-	35,000	-
2030	-	30,000	-
2031	-	78,000	-
2032	237,000	24,000	-
2033	813,000	53,000	-
2034	462,000	511,000	-
2035	11,000	1,688,000	-
2036	-	312,000	-
2037	-	907,000	-
2038	2,000	621,000	-
2039	-	389,000	65,000
	$1,525,000	$4,665,000	$65,000

9.	Common Stock

(a)	Private placement

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

9.	Common Stock (continued)

(b)	Warrants (continued)

On February 27, 2019, the Company extended the term of 88 million share purchases warrants from February 27, 2019 to February 27, 2020, no other terms were changed. As a result of the extension of the expiration date of the warrants, the Company recorded an $11,136,000 non-cash charge to shareholder expense and a corresponding increase to contributed surplus. The exercise price of the share purchase warrants is $0.05. On February 28, 2019, 456,250 warrants were exercised to common shares for gross proceeds of $22,813. The fair value of the modified warrants was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.81%, volatility of 109%, annual rate of dividends of 0%, and expected life of 1 year.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018 and 2017	88,000,000	0.05	0.90
Issued	30,000,000	0.05	4.10
Exercised	(456,250)	0.05	0.90
Balance, March 31, 2019	117,543,750	0.05	1.72

As at March 31, 2019, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2020
30,000,000	$0.05	April 24, 2023
117,543,750

(c)	Stock Options

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

9.	Common Stock (continued)

(c)	Stock Options (continued)

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2017	4,650,000	0.03	1,17
Granted	3,000,000	0.27	3.90

Balance, March 31, 2018	7,650,000	0.12	2.80
Cancelled	(1,500,000)	0.27	3.90
Exercised	(4,000,000)	0.01	1.30
Balance, March 31, 2019	2,150,000	0.23	2.80

At March 31, 2019, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable

$0.15	07-Aug-19	650,000	0.4	650,000
$0.27	15-Feb-23	1,500,000	3.9	1,500,000
		2,150,000	2.8	2,150,000

10.	Fair Value of Financial Instruments

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

Level 2 and 3 financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment for estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

10.	Fair Value of Financial Instruments (continued)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total March 31, 2019
Cash	$9,792	$-	$-	$9,792
Long-term investment – Shares	97,279	-	-	97,279
Long-term investment – Warrants	-	-	25,016	25,016
Total	$107,071	$-	$25,016	$132,087

	Level 1	Level 2	Level 3	Total March 31, 2018
Cash	$28,481	$-	$-	$28,481
Long-term investment – Shares	64,633	-	-	64,633
Long-term investment – Warrants	-	-	48,375	48,375
Total	$93,114	$-	$48,375	$141,489

11.	Due to Shareholder

During the years ended March 31, 2019, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $273,145. As at March 31, 2019, the Company was indebted to Waratah for $329,346 (2018 - $56,200). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

The closing of the agreement is subject to the completion of due diligence and the completion of a private placement for $1,500,000. The private placement closed during the year ended March 31, 2019. As of the issuance date of these financial statements, the due diligence has not yet been completed.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

13.	Related Party Transactions

The Company’s related parties include its subsidiaries, and key management personnel, controlling shareholders, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the years ended March 31, 2019 and 2018:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Compensation – Director	$29,735	$114,887
Compensation – Former directors	58,079	71,877
Compensation – Officer	28,812	61,921
Compensation – Former officer	12,262	-
Stock based compensation – Officers	-	878,944

During the year ended March 31, 2019, $2,179 (2018 - $8,834) was paid for bookkeeping services to a company owned by a former officer of the Company. The Company also recognized $8,749,076 (2018 - $Nil) in shareholder expenses related to the modification of warrants held by a controlling shareholder.

As at March 31, 2019, the Company was indebted to its related parties for the amounts as below:

	March 31, 2019	March 31, 2018

Accounts payable and accrued liabilities	$93,104	$57,014
Due to shareholder (Note 11)	329,346	56,200

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

14.	Geographical Area Information

	Canada	Africa	Total

March 31, 2019:

Current assets	$13,367	$1,592	$14,959
Long term investments	122,295	-	122,295
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$135,662	$1,004,874	$1,140,536

Total liabilities	$509,401	$48,953	$558,354

March 31, 2018:

Current assets	$32,648	$-	$32,648
Long term investments	113,008	-	113,008
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$145,656	$1,003,282	$1,148,938

Total liabilities	$160,177	$-	$160,177

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Interim Chief Executive Officer and Director	42	December 5, 2013
Kevin Thomson	Chair and Director	59	February 27, 2019
Nancy Zhao	Chief Financial Officer	49	September 10, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ronald Renne

Ronald Renne has been a director of our Company since December 5, 2013. On March 4, 2019, Mr. Renne was appointed as interim Chief Executive Officer. Mr. Renne has over 10 years’ experience in the banking sector and managing information technology resources. He has worked at HFC Bank in London and Royal Bank of Scotland as Branch Manager. Mr. Renne graduated from the Manchester Metropolitan University in 2000 with a Bachelor of Arts (Hons). He also holds all the required retail banking certificates to allow him to practice banking services in the United Kingdom.

Kevin Thomson

Mr. Thomson is a senior mining professional with 30 years’ experience, including international technical, corporate and project management experience in West Africa and Canada. His experience ranges from project generation and grass-roots exploration to resource development, project assessment and due diligence. Kevin previously resided in Ghana for 12 years, during which time he served as Group Exploration Manager at Perseus Mining Limited and Regional Exploration Manager at Newmont Mining Corp. Kevin holds an Hons. BSc. Geology & Physical Geography degree, and is a member of the Professional Geoscientists of Ontario. Mr. Thomson has been a director of our Company since February 2019.

Nancy Zhao

Nancy Zhao is a CPA with over nine years of experience with various industries including mining, realtor developer, property management, sports entertainment, hockey pool website, marketing and farming.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2019 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of Nicholas Taylor.

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

Item 11.	Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

●	all individuals serving as our principal executive officer during the year ended March 31, 2019;

●	all individuals service as our principal financial officer during the year ended March 31, 2019;

●	each of our two compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2019; and

●	up to three additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2019,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2019, March 31, 2018 and March 31, 2017 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Spiers (1)	2019	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO	2018	71,877		Nil	Nil	Nil	Nil	Nil	Nil	71,877
	2017	105,007		Nil	Nil	Nil	Nil	Nil	Nil	105,007
Trevor Pickett (2)	2019	58,079		Nil	Nil	Nil	Nil	Nil	Nil	58,079
Former CEO	2018	64,581		Nil	Nil	Nil	Nil	Nil	Nil	64,581
	2017	59,109		Nil	Nil	Nil	Nil	Nil	Nil	59,109
Nancy Zhao (3)	2019	28,812		Nil	Nil	Nil	Nil	Nil	Nil	28,812
CFO	2018	12,921		Nil	Nil	Nil	Nil	Nil	Nil	12,921
	2017	9,617	(4)	Nil	Nil	Nil	Nil	Nil	Nil	9,617
Donna Moroney (5)	2019	12,262	(6)	Nil	Nil	Nil	Nil	Nil	Nil	12,262
Former Corporate Secretary	2018	49,000	(6)	Nil	Nil	Nil	Nil	Nil	Nil	49,000
	2017	48,060	(6)	Nil	Nil	Nil	Nil	Nil	Nil	48,060
Ronald Renee (7)	2019	29,735		Nil	Nil	Nil	Nil	Nil	Nil	29,735
Interim CEO	2018	50,306		Nil	Nil	Nil	Nil	Nil	Nil	50,306
	2017	57,707		Nil	Nil	Nil	Nil	Nil	Nil	57,707

(1)	Robert Spiers was appointed as CEO and a director on July 31, 2015 and resigned on November 20, 2017.

(2)	Trevor Pickett was appointed as a director on July 31, 2015, as Interim CEO on November 20, 2017, as CEO on July 13, 2018, and resigned on March 4, 2019.

(3)	Nancy Zhao was appointed as CFO on September 10, 2015.

(4)	Professional fees paid to Samina Capital Ltd., which company employs Nancy Zhao.

(5)	Donna Moroney was appointed as Corporate Secretary on July 31, 2015 and resigned on June 26, 2018.

(6)	Professional fees paid to Wiklow Corporate Services Inc., a company owned by Donna Moroney.
(7)	Ronald Renee was appointed as a director on December 5, 2013 and appointed as Interim CEO on March 4, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2019:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Spiers	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Trevor Pickett	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Kevin Thomson	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Nancy Zhao	1,500,000	Nil	N/A	$0.27	Feb 15, 2023	Nil	Nil	N/A	N/A
Ronald Renee	650,000	Nil	N/A	$0.15	Aug 7, 2019	Nil	Nil	N/A	N/A

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

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended March 31, 2019:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Kevin Thomson	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his services as a director during the years ended March 31, 2019 and 2018. We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percentage of Class (1)
Common Stock	Ronald Renne Interim CEO and Director 88 Linton Avenue Borehamwood, Hertfordshire, United Kingdom	4,404,600	(2)	Direct	2.99%
Common Stock	Kevin Thomson Director #908, 938 Howe Street Vancouver, BC Canada	Nil		N/A	N/A
Common Stock	Nancy Zhao CFO #908, 938 Howe Street Vancouver, BC Canada	1,500,000	(3)	Direct	1.04%
	Directors and Officers as a group	5,904,600			4.03%
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	183,193,870	(4)	Indirect	78.15%
Common Stock	Robert Abenante 600 – 666 Burrard Street Vancouver, BC Canada	21,571,132	(5)	Direct	14.10%
Common Stock	Pamela Kathleen Pickett 120 Caspian Way Brigadoon, Perth, WA 6069	17,327,236	(6)	Direct	11.41%

(1)	Based on 142,822,664 shares of common stock issued and outstanding as of June 27, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Consists of 3,754,600 common stocks and 650,000 stock options, with each option being exercisable into one common share at a price of $0.15 per share, expiring on August 7, 2019.

(3)	Consists of 1,500,000 stock options, with each option being exercisable into one common share at a price of $0.27 per share, expiring on February 15, 2023.

(4)	Consists of 91,596,935 common shares and 91,596,935 share purchase warrants. Of the securities indirectly held, 52,930,214 common shares and 52,930,214 share purchase warrants (exercisable at a price of $0.05 per share, expiring on February 27, 2020) are indirectly held through Waratah Investments Limited, a Ghana corporation, and 38,666,721 common shares and 38,666,721 share purchase warrants are indirectly held through Waratah Capital Ltd., a British Columbia corporation. 16,207,601 warrants are exercisable at a price of $0.05 per share, expiring on February 27, 2019 and the balance of 22,459,120 warrants are exercisable at $0.05 per share, expiring on February 15, 2023. Mr. Taylor controls both private companies.

(5)	Consists of 11,402,496 common shares and 10,168,636 share purchase warrants, with each warrant is exercisable into one common share at an exercise price of $0.05 per share, expiring on February 27, 2020.

(6)	Consists of 8,327,236 common shares and 9,000,000 share purchase warrants, in which, 5,000,000 exercisable into one common share at an exercise price of $0.05 per share, expiring on April 26, 2023; and 4,000,000 exercisable into one common share at an exercise price of $0.05, expiring on February 27, 2020.

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2018, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at March 31, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

Our board currently consists of two directors, being Ronald Renne, Interim Chief Executive Officer, and Kevin Thomson, Chairman. Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not currently have any independent directors.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2019 and 2018 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2019	March 31, 2018
Audit Fees	$15,000	$21,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$15,000	$21,000

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

Directorships

Our directors currently hold directorships and/or offices with other reporting issuers (or equivalent) as follows:

The participation of the current directors in other reporting issuers is as follows:

Name of Director	Name of Other Reporting Issuer
Ronald Renne	Ashanti Sankofa Inc. (TSX.V)
Kevin Thomson	Ashanti Sankofa Inc. (TSX.V)

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

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of June 27, 2019, our share capital was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	142,822,664

Stock Option Plan

As at June 27, 2019, the following stock options were outstanding:

Number Outstanding	Exercise Price per Share	Expiry Date
650,000	$0.15	August 7, 2019
1,500,000	$0.27	February 15, 2023

Warrants

As at June 27, 2019, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
87,543,750	$0.05	February 27, 2020
30,000,000	$0.05	April 24, 2023

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)
10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.13	Amendment Agreement dated April 28, 2016 with Waratah Capital Ltd. to increase bridge loan to C$1,500,000
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1, as filed with the SEC on May 1, 2008.
(2)	Incorporated by reference to the annual report on Form 10-K, as filed with the SEC on September 17, 2013.
(3)	Incorporated by reference to the current report on Form 8-K, as filed with the SEC on February 24, 2014.
(4)	Incorporated by reference to the current report on Form 8-K, as filed with the SEC on March 5, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX, INC.

By:	/s/ Ronald Renee	By:	/s/ Nancy Zhao
Name:	Ronald Renee	Name:	Nancy Zhao
Title:	Interim Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 27, 2019	Date:	June 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald Renee	By:	/s/ Nancy Zhao
Name:	Ronald Renee	Name:	Nancy Zhao
Title:	Interim Chief Executive Officer	Title:	Chief Financial Officer
Date:	June 27, 2019	Date:	June 27, 2019