Form 10-Q
period 2019-06-30
Blox, Inc.
filed 2019-08-02
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number: 000-53565

BLOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8530914
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

5th Floor, 1177 Avenue of Americas, New York	NY 10036
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (604) 314-9293

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,822,664 shares of common stock as of August 2, 2019.

Transitional Small Business Disclosure Format ☐ Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2019

i

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Blox, Inc. are included in this quarterly report on Form 10-Q.

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At	As At
	June 30, 2019	March 31, 2019
		(audited)
ASSETS
Current Assets
Cash (Note 8)	$8,996	$9,792
Prepaid expenses	2,167	5,167
Total Current Assets	11,163	14,959

Long term investments (Note 4)	235,224	122,295
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,249,669	$1,140,536

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$280,610	$229,008
Due to shareholder (Note 9)	341,346	329,346
Total Liabilities	621,956	558,354

STOCKHOLDERS’S EQUITY
Common Stock (Note 7) - 400,000,000 authorized - 142,822,664 issued (March 31, 2019 – 142,822,664)	1,309	1,309
Additional Paid-in Capital	7,337,352	7,337,352
Contributed Surplus	15,658,030	15,658,030
Accumulated Other Comprehensive Income	123,295	55,019
Deficit	(22,492,273)	(22,469,528)
Total Stockholders’ Equity	627,713	582,182
Total Liabilities and Stockholders’ Equity	$1,249,669	$1,140,536

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2019	June 30, 2018

Operating Expenses
Consulting and professional fees (Note 11)	$34,505	$61,104
Exploration (Note 6)	25,105	3,844
Foreign exchange	1,777	1,237
Office and administration fees (Note 11)	5,748	9,392
Travel	263	8,852
Total Operating Expenses	(67,398)	(84,429)

Other Income
Unrealized gain on investment in warrants (Note 4)	44,653	95,774
Interest income	-	47
Net (Loss) Income for the Period	(22,745)	11,392

Other Comprehensive Income
Unrealized gain on investment in common shares (Note 4)	68,276	102,937
Comprehensive Income for the Period	$45,531	$114,329

Net (Loss) Earnings Per Common Share	$(0.00)	$0.00
Weighted Average Number of Shares Outstanding – Basic	142,822,664	132,842,785

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	102,937	-	102,937
Net income for the period	-	-	-	-	-	-	11,392	11,392
June 30, 2018	142,366,414	$1,305	$7,303,136	$-	$4,533,437	$138,731	$(10,843,035)	$1,133,574

April 1, 2019	142,822,664	$1,309	$7,337,352	$-	$15,658,030	$55,019	$(22,469,528)	$582,182

Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	68,276	-	68,276
Net loss for the period	-	-	-	-	-	-	(22,745)	(22,745)
June 30, 2019	142,822,664	$1,309	$7,337,352	$-	$15,658,030	$123,295	$(22,492,273)	$627,713

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2019	June 30, 2018
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net (loss) income for the period	$(22,745)	$11,392
Non-cash items:
Unrealized gain on investment in warrants	(44,653)	(95,774)
Changes in non-cash working capital:
Prepaid expenses	3,000	(3,103)
Accounts payable and accrued liabilities	51,602	(11,016)
Due to shareholder	12,000	68,011
	(796)	(30,490)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(23,850)

FINANCING ACTIVITIES
Proceeds from private placement	-	30,484

Decrease in Cash	(796)	(23,856)
Cash, Beginning of Period	9,792	28,481
Cash, End of Period	$8,996	$4,625
Non-Cash Transactions:
Cashless stock options exercised	$-	$593,263

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

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

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These condensed interim consolidated financial statements are prepared on the historical cost basis. These condensed interim consolidated interim financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2020, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2019, including the accounting policies and notes thereto.

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

Three Months Ended June 30, 2019 and 2018

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $22,745 for the three months ended June 30, 2019 and has incurred cumulative losses since inception of $22,492,273 as at June 30, 2019.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
	Number	June 30, 2019	March 31, 2019
FVTPL
Share purchase warrants	3,333,333	$53,015	$19,046
	1,000,000	16,654	5,970
		69,669	25,016
Available-for-sale
Common shares	3,333,333	127,350	74,830
	1,000,000	38,205	22,449
		165,555	97,279
Total investment:		$235,224	$122,295

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

As at June 30, 2019, the fair value of common shares was $165,555 which resulted in an unrealized gain of $68,276 that was recorded in other comprehensive income. In addition, the fair value of warrants was $69,669, which resulted in a loss of $44,653 that was recorded in net income.

The June 30, 2019 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.69%, volatility of 125.3% – 127.7%, annual rate of dividend of 0%, and expected life of 0.75 years.

5.	Equipment

	Machinery	Total
Cost
Balance at June 30 & March 31, 2019	$232,620	$232,620

Accumulated Depreciation
Balance at June 30 & March 31, 2019	$161,060	$161,060

Carrying amounts
As at June 30 & March 31, 2019	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

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

The Company submitted an application to Ministrere des Mines for mining permit on December 7, 2018. The mining exploration permit for the Company expired on April 30, 2019. On June 27, 2019, Ministere des Mines sent a letter to the Company to extend the mining exploration license for twelve months. Subsequent to this quarter, in July, the mining exploration license for the Company was renewed.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, June 30 & March 31, 2019	$931,722

During the three months ended June 30, 2019, the Company spent $25,105 (2018 – $3,844) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock

(a)	Private Placement

Year ended March 31, 2019

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

Three months ended June 30, 2019

There were no shares issued for the three months ended June 30, 2019.

(b)	Warrants

Year ended March 31, 2019

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

Three months ended June 30, 2019

There were no warrants issued for the three months ended June 30, 2019.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	117,543,750	0.05	1.72
Balance, June 30, 2019	117,543,750	0.05	1.49

As at June 30, 2019, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2020
30,000,000	$0.05	April 24, 2023
117,543,750

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(c)	Stock Options

Year ended March 31, 2019

On June 26, 2018, 4,000,000 stock options were exercised via cashless exercise at a price of $0.01 per share, resulting in issuance of 3,754,600 common shares. The cash component, equivalent to $40,000, is calculated as 245,400 shares at $0.163, the closing market price of the Company on the date of issuance.

Three months ended June 30, 2019

There were no stock options granted for the three months ended June 30, 2019.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	2,150,000	0.23	2.80
Balance, June 30, 2019	2,150,000	0.23	2.50

At June 30, 2019, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date

650,000	$0.15	0.1	August 7, 2019
1,500,000	$0.27	3.6	February 15, 2023
2,150,000

8.	Fair Value of Financial Instruments

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

8.	Fair Value of Financial Instruments (continued)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2019
Cash	$8,996	$-	$-	$8,996
Long-term investment – Shares	165,555	-	-	165,555
Long-term investment – Warrants	-	-	69,669	69,669
Total	$174,551	$-	$69,669	$244,220

	Level 1	Level 2	Level 3	Total March 31, 2019
Cash	$9,792	$-	$-	$9,792
Long-term investment – Shares	97,279	-	-	97,279
Long-term investment – Warrants	-	-	25,016	25,016
Total	$107,071	$-	$25,016	$132,087

9.	Due to Shareholder

During the three months ended June 30, 2019, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $12,000. As at June 30, 2019, the Company was indebted to Waratah for $341,346 (March 31, 2019 - $329,346). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

The Company incurred the following expenses with related parties during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Compensation – Interim CEO	$13,500	$6,935
Compensation – Former CEO	-	15,989
Compensation – CFO	6,750	7,744
Compensation – Former Officer	-	12,262
	$20,250	$42,930

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended June 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

11.	Related Party Transactions (continued)

As at June 30, 2019, the Company was indebted to its related parties for the amounts as below:

	June 30, 2019	March 31, 2019

Accounts payable and accrued liabilities	$114,762	$93,104
Due to shareholder (Note 9)	341,346	329,346

These amounts owing is unsecured, non-interest bearing and have no fixed repayment terms.

12.	Geographical Area Information

	Canada	Africa	Total

June 30, 2019:

Current assets	$9,751	$1,412	$11,163
Long term investments	235,224	-	235,224
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$244,975	$1,004,694	$1,249,669

Total liabilities	$540,704	$81,252	$621,956

March 31, 2019:

Current assets	$13,367	$1,592	$14,959
Long term investments	122,295	-	122,295
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$135,662	$1,004,874	$1,140,536

Total liabilities	$509,401	$48,953	$558,354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

It is our intention to obtain a Mining License, which would give us the exclusive right to mine and dispose of minerals for 15-years, with a possible five-year extension. The Company submitted an application to Ministere des Mines for Mining License on December 7, 2018. On June 13, 2019, the Company made a presentation of a feasibility study to the National Commission as part of the process of obtaining the Mining License. The Company is moving on the next step of fulfilling the government’s recommendations on the feasibility study. In July 2019, the Company renewed the exploration permit for 12 months.

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

405,000 mE
410,000 mE
415,000 mE
Current Resource
1526ppb
1364ppb
119ppb
930ppb
493ppb
A
B
C
D
E
F
N
5km
1,145,000 mN
1,140,000 mN
1,135,000 mN
MAP LEGEND
Drill Target Area
Mansounia Permit
Drilled Collar
Drilled Holes with Intersections
>2.0 g/t Au (40)
1.0 to 2.0 g/t Au (109)
0.5 to 1.0 g/t Au (166)
Legend Auger_Soil_Au (ppb)
200 to 5,000 (16)
12 to 200 (50)
0 to 12 (91)
all others (62)
Au_ppb
0
2.5
5
kilometers

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $22,745 for the three months ended June 30, 2019, and have incurred cumulative losses since inception of $22,492,273. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended June 30, 2019 and 2018, which are included herein.

	Three Months Ended June 30,
	2019 $	2018 $
Consulting and professional fees	34,505	61,104
Exploration expenses	25,105	3,844
Foreign exchange	1,777	1,237
Office and administration	5,748	9,392
Travel expenses	263	8,852
Operating Expenses	(67,398)	(84,429)

Unrealized gain on investment in warrants	44,653	95,774
Interest income	-	47
Net (loss) income	(22,745)	11,392
Other Comprehensive Income
Unrealized gain on investment in common shares	68,276	102,937
Comprehensive Income for the Period	45,531	114,329

The net loss for the three months ended June 30, 2019 (“Q1 2020) were $22,745 as compared to the net income for the three months ended June 30, 2018 (“Q1 2019) of $11,392. Operating expenses for the Q1 2020 are totaled $67,398 compared to the Q1 2019 of $84,429, a decrease of $17,031. Some of the more items contributing to the net loss and comprehensive loss for the Q1 2020 and Q1 2019 were as follows:

●	Exploration expenses of $25,105 (June 30, 2018 - $3,844). The exploration increased significantly when compared to the cost in Q1 2019. In Q1 2020, the Company has hired more geological consultants to work on feasibility towards obtaining the mining license.

●	Consulting and professional fees of $34,505 (June 30, 2018 - $61,104). The decrease is result of cutting back the management fees in the current quarter.

●	Office and administration costs of $5,748 (June 30, 2018: $9,392). The decrease is a result of cutting back the operating cost in the current quarter.

●	Gain on the investment in warrants of $44,653 (June 30, 2018: $95,774). The decrease is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

●	Unrealized gain on the investment in common shares of $68,276 (June 30, 2018: $102,937). The unrealized gain in the current year is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares increased for the current year.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2019	March 31, 2019
Current Assets	$11,163	$14,959
Current Liabilities	621,956	558,354
Working Capital Deficit	$(610,793)	$(543,395)

Current Assets

The nominal decrease in current assets as of June 30, 2019 compared to March 31, 2019 was primarily due to a decrease in cash from $9,792 to $8,996.

Current Liabilities

Current liabilities as at June 30, 2019 increased by $63,602 since March 31, 2019, primarily due to additional expenses being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Three months Ended June 30,
	2019 $	2018 $
Net cash used in operating activities	(796)	(30,490)
Net cash used in investing activities	-	(23,850)
Net cash provided by financing activities	-	30,484
Decrease in cash and cash equivalents	(796)	(23,856)

Operating activities

The decrease in net cash used in operating activities for the three months ended June 30, 2019, compared to the same period in 2018 was primarily as a result of decreased operating activities on the Mansounia property in the current quarter.

Investing activities

For the three months ended June 30, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April. There were no investing activities incurred for the three months ended June 30, 2019, compared to the same period in 2019.

Financing activities

There were no financing activities incurred for the three months ended June 30, 2019, compared to the same period in 2019.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2019.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $300,000 to $500,000 and we currently have approximately $9,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Year ended March 31, 2019

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

Three months ended June 30, 2019

No unregistered sales of equity securities incurred.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On July 29, 2019, Ronald Renee was appointed as the Chief Executive Officer of the Company on a permanent basis from his current interim position. On the same date, Kevin Thomson was resigned as a technical Director of the Company.

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

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	August 2, 2019