Form 10-Q
period 2019-09-30
Blox, Inc.
filed 2019-11-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,172,664 shares of common stock as of November 14, 2019.

Transitional Small Business Disclosure Format  ☐ Yes ☒  No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2019

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At	As At
	September 30, 2019	March 31, 2019 (audited)

ASSETS
Current Assets
Cash (Note 8)	$70,952	$9,792
Prepaid expenses	11,167	5,167
Total Current Assets	82,119	14,959

Long term investments (Note 4)	69,604	122,295
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,155,005	$1,140,536

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$245,351	$229,008
Due to shareholder (Note 9)	389,939	329,346
Convertible debenture (Note 10)	40,444	-
Loan interest payable (Note 10)	626	-
Total Liabilities	676,360	558,354

STOCKHOLDERS’ EQUITY
Common Stock (Note 7) - 400,000,000 authorized - 143,172,664 issued (March 31, 2019 – 142,822,664)	1,311	1,309
Additional Paid-in Capital	7,354,934	7,337,352
Contributed Surplus	15,754,290	15,658,030
Accumulated Other Comprehensive Income	23,182	55,019
Deficit	(22,655,072)	(22,469,528)
Total Stockholders’ Equity	478,645	582,182
Total Liabilities and Stockholders’ Equity	$1,155,005	$1,140,536

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Operating Expenses
Consulting and professional fees (Note 12)	$42,997	$51,712	$77,502	$112,816
Exploration (Note 6)	10,408	25,243	35,513	29,087
Foreign exchange	964	1,629	2,741	2,866
Office and administration fees	15,772	11,109	21,520	20,501
Travel	(263)	87	-	8,939
Total Operating Expenses	(69,878)	(89,780)	(137,276)	(174,209)

Other Income (Loss)
Interest income (expenses)	(626)	-	(626)	47
Unrealized (loss) gain on investment in warrants (Note 4)	(65,507)	(45,134)	(20,854)	50,640
Accretion (Note 10)	(16,788)	-	(16,788)	-
Debt issuance cost – cash (Note 10)	(10,000)	-	(10,000)	-
Net Loss for the Period	(162,799)	(134,914)	(185,544)	(123,522)

Other Comprehensive Income
Unrealized (loss) gain on investment in common shares (Note 4)	(100,113)	(47,091)	(31,837)	55,846
Comprehensive Loss for the Period	$(262,912)	$(182,005)	$(217,381)	$(67,676)

Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	143,001,468	142,366,414	142,912,555	137,630,621

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2019 and 2018

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	55,846	-	55,846
Net loss for the period	-	-	-	-	-	-	(123,522)	(123,522)
September 30, 2018	142,366,414	$1,305	$7,303,136	$-	$4,533,437	$91,640	$(10,977,949)	$951,569

April 1, 2019	142,822,664	$1,309	$7,337,352	$-	$15,658,030	$55,019	$(22,469,528)	$582,182

Unrealized loss on investment in common shares (Note 4)	-	-	-	-	-	(31,837)	-	(31,837)
Commitment shares issued (Note 10)	300,000	1	13,838	-	-	-	-	13,839
Warrants exercised (Note 7)	50,000	1	3,744	-	(1,245)	-	-	2,500
Warrants issued (Note 10)	-	-	-	-	50,867	-	-	50,867
Convertible debenture - equity portion (Note 10)	-	-	-	-	46,638	-	-	46,638
Net loss for the period	-	-	-	-	-	-	(185,544)	(185,544)
September 30, 2019	143,172,664	$1,311	$7,354,934	$-	$15,754,290	$23,182	$(22,655,072)	$478,645

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2019	September 30, 2018
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net (loss) for the period	$(185,544)	$(123,522)
Non-cash items:
Unrealized loss (gain) on investment in warrants	20,854	(50,640)
Accretion	16,788	-
Changes in non-cash working capital:
Prepaid expenses	(6,000)	(8,167)
Accounts payable and accrued liabilities	16,343	13,742
Loan interest payable	626	-
Due to shareholder	60,593	138,965
	(76,340)	(29,622)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(23,851)

FINANCING ACTIVITIES
Proceeds from private placement	-	30,484
Warrants exercised	2,500	-
Proceeds from convertible debenture	150,000	-
Convertible debt transaction costs	(15,000)	-
	137,500	30,484

Increase (Decrease) in Cash	61,160	(22,989)
Cash, Beginning of Period	9,792	28,481
Cash, End of Period	$70,952	$5,492
Non-Cash Transactions:
Cashless stock options exercised	$-	$593,263

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

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

Six Months Ended September 30, 2019 and 2018

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $185,544 for the six months ended September 30, 2019 and has incurred cumulative losses since inception of $22,655,072 as at September 30, 2019.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
	Number	September 30, 2019	March 31, 2019
FVTPL
Share purchase warrants	3,333,333	$3,040	$19,046
	1,000,000	1,122	5,970
		4,162	25,016
Available-for-sale
Common shares	3,333,333	50,340	74,830
	1,000,000	15,102	22,449
		65,442	97,279
Total investment:		$69,604	$122,295

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

As at September 30, 2019, the fair value of common shares was $65,442 which resulted in an unrealized loss of $31,837 that was recorded in other comprehensive income. In addition, the fair value of warrants was $4,162, which resulted in a loss of $20,854 that was recorded in net income.

The September 30, 2019 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.69%, volatility of 105.35% – 106.85%, annual rate of dividend of 0%, and expected life of 0.5 years.

5.	Equipment

	Machinery	Total
Cost
Balance at September 30 & March 31, 2019	$232,620	$232,620

Accumulated Depreciation
Balance at September 30 & March 31, 2019	$161,060	$161,060

Carrying amounts
As at September 30 & March 31, 2019	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

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

The Company submitted an application to Ministrere des Mines for mining permit on December 7, 2018. The mining exploration permit for the Company expired on April 30, 2019. On June 27, 2019, Ministere des Mines sent a letter to the Company to extend the mining exploration license for six months. In July, the mining exploration license for the Company was renewed. On November 11, 2019, the Company submitted a mining permit application.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, September 30 & March 31, 2019	$931,722

During the six months ended September 30, 2019, the Company spent $35,513 (2018 – $29,087) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

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

Six months ended September 30, 2019

There were no shares issued from private placement for the six months ended September 30, 2019.

(b)	Commitment (restricted) shares issuance

On August 16, 2019, the Company issued 300,000 committee shares to two convertible debenture holders. The fair value of the common shares was $60,000 (Note 10).

(c)	Warrants

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

Six months ended September 30, 2019

50,000 warrants were exercised for common shares during the six months ended September 30, 2019.

On August 16, 2019, the Company issued 1,111,110, warrants to two convertible debenture holders with a fair value of $220,541 (Note 10). On the issuance date of the warrants, the share price was $0.20. The warrants expire five years from the date of issuance and are exercisable at $0.135 per share. The fair value of these warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.57%, volatility of 231.6%, annual rate of dividend of 0%, and expected life of 5 years.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	117,543,750	0.05	1.72
Warrants issued	1,111,110	0.135	4.9
Warrants exercised	(50,000)	0.05	3.6
Balance, September 30, 2019	118,604,860	0.05	1.25

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(c)	Warrants (continued)

As at September 30, 2019, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2020
29,950,000	$0.05	April 24, 2023
1,111,110	$0.135	August 16, 2024
118,604,860

(d)	Stock Options

Year ended March 31, 2019

On June 26, 2018, 4,000,000 stock options were exercised via cashless exercise at a price of $0.01 per share, resulting in issuance of 3,754,600 common shares. The cash component, equivalent to $40,000, is calculated as 245,400 shares at $0.163, the closing market price of the Company on the date of issuance.

Six months ended September 30, 2019

650,000 options expired on August 7, 2019. There were no stock options granted for the six months ended September 30, 2019.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	2,150,000	0.23	2.80
Expired	(650,000)	0.15
Balance, September 30, 2019	1,500,000	0.27	3.40

At September 30, 2019, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date
1,500,000	$0.27	3.4	February 15, 2023

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2019
Cash	$70,952	$-	$-	$70,952
Long-term investment – Shares	65,442	-	-	65,442
Long-term investment – Warrants	-	-	4,162	4,162
Total	$136,394	$-	$4,162	$140,556

	Level 1	Level 2	Level 3	Total March 31, 2019
Cash	$9,792	$-	$-	$9,792
Long-term investment – Shares	97,279	-	-	97,279
Long-term investment – Warrants	-	-	25,016	25,016
Total	$107,071	$-	$25,016	$132,087

9.	Due to Shareholder

During the six months ended September 30, 2019, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $60,593. As at September 30, 2019, the Company was indebted to Waratah for $389,939 (March 31, 2019 - $329,346). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

10.	Convertible Debenture

On August 16, 2019, the Company entered into security purchase agreements with two private investors, issuing two convertible promissory notes in an aggregate principal amount of $150,000, with a $15,000 original issue discount and $10,000 in legal fees, paid in cash to the investors and the legal counsel. Each note accrues interest at an annual rate of 5% and is to be repaid nine months after the dates of actual funding received. The investors have rights to convert a portion, or all, of the principal amount plus interest of each note at a lowest conversion price of i) $0.09 (fixed conversion price); or ii) 50% multiplied by the lowest closing bid price of the Common Stock during the 25 consecutive trading day period immediately preceding the date of the respective conversion (alternative conversion price) into common shares of the Company after 180 days and prior to May 16, 2020.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debenture (continued)

In addition, the Company issued 300,000 commitment shares to the two investors with a fair value of $60,000 and 1,111,110 warrants with a fair value of $220,541. The two warrant holders are entitled to purchase up to 1,111,110 common shares of the Company at an exercise price of $0.135 with a 5-year expiry date (Note 7 (b) & (c))

Based on a discount factor of 66%, the debt portion of the promissory note was valued at $102,567 and the conversion feature portion of the notes was valued at $202,208. The conversion feature was valued using the Black Scholes model with the following assumptions: risk free interest rate of 1.61%, volatility of 100.01%, dividend rate of 0% and expected life of 9 months.

The net proceeds received by the Company were allocated to the convertible debt and associated financial instruments based on their relative fair values as below:

Proceeds Allocation
Debt	$23,656
Conversion feature	46,638
Warrants	50,867
Shares	13,839
Total proceeds	$135,000

For the six months ended September 30, 2019, accretion for the notes was calculated as $16,788 (2018 - $Nil) and interest expense of $626 was recorded. As at September 30, 2019, the carrying value of the convertible notes is as below:

September 30, 2019
Convertible debenture – beginning of the period	$-
Debt proceeds received	23,656
Finance cost - accretion	16,788
Carrying value – end of the period	$40,444

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

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

12.	Related Party Transactions

The Company’s related parties include its subsidiaries, key management personnel, controlling shareholders, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
	2019	2018
Compensation – CEO	$27,000	$13,865
Compensation – Former CEO	-	31,928
Compensation – CFO	14,841	14,623
Compensation – Former Officer	-	12,262
	$41,841	$72,678

As at September 30, 2019, the Company was indebted to its related parties for the amounts as below:

	September 30, 2019	March 31, 2019

Accounts payable and accrued liabilities	$109,346	$93,104
Due to shareholder (Note 9)	389,939	329,346

These amounts owing is unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

13.	Geographical Area Information

	Canada	Africa	Total

September 30, 2019:

Current assets	$81,033	$1,086	$82,119
Long term investments	69,604	-	69,604
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$150,637	$1,004,368	$1,155,005

Total liabilities	$595,292	$81,068	$676,360

March 31, 2019:

Current assets	$13,367	$1,592	$14,959
Long term investments	122,295	-	122,295
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$135,662	$1,004,874	$1,140,536

Total liabilities	$509,401	$48,953	$558,354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

It is our intention to obtain a Mining License, which would give us the exclusive right to mine and dispose of minerals for 15-years, with a possible five-year extension. The Company submitted an application to Ministere des Mines for Mining License on December 7, 2018. On June 13, 2019, the Company made a presentation of a feasibility study to the National Commission as part of the process of obtaining the Mining License. The Company is moving on the next step of fulfilling the government’s recommendations on the feasibility study. On June 27, 2019, the Company renewed the exploration permit for 6 months. On November 11, 2019, the Company submitted a mining permit application to the government of Guinea.

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
1526ppb
1364ppb
119ppb
930ppb
493ppb
Current Resource
N
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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $185,544 for the six months ended September 30, 2019, and have incurred cumulative losses since inception of $22,655,072. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the six months ended September 30, 2019 and 2018, which are included herein.

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Operating Expenses
Consulting and professional fees	$42,997	$51,712	$77,502	$112,816
Exploration	10,408	25,243	35,513	29,087
Foreign exchange	964	1,629	2,741	2,866
Office and administration fees	15,772	11,109	21,520	20,501
Travel	(263)	87	-	8,939
Total Operating Expenses	(69,878)	(89,780)	(137,276)	(174,209)

Other Income (Loss)
Interest income (expenses)	(626)	-	(626)	47
Unrealized (loss) gain on investment in warrants	(65,507)	(45,134)	(20,854)	50,640
Accretion	(16,788)	-	(16,788)	-
Debt issuance cost – cash	(10,000)	-	(10,000)	-
Net Loss for the Period	(162,799)	(134,914)	(185,544)	(123,522)

Other Comprehensive Income
Unrealized (loss) gain on investment in common shares	(100,113)	(47,091)	(31,837)	55,846
Comprehensive Loss for the Period	$(262,912)	$(182,005)	$(217,381)	$(67,676)

Three Months Ended September 30, 2019 and 2018

The net loss for the three months ended September 30, 2019 were $162,799 as compared to the net loss for the three months ended September 30, 2018 of $134,914. Operating expenses for the 2nd quarter are totaled $69,878 compared to the 2nd quarter of $89,780, a decrease of $19,902. Some of the more items contributing to the net loss and comprehensive loss for the 2nd quarter of 2020 and 2019 were as follows:

●	Exploration expenses of $10,408 (September 30, 2018 - $25,243). The exploration decreased significantly is due to a credit note received from previous billing offsetting the total exploration expenditure in the current quarter.

●	Consulting and professional fees of $42,997 (September 30, 2018 - $51,712). The decrease is result of cutting back the management fees in the current quarter.

●	Office and administration costs of $15,772 (September 30, 2018: $11,109). The increase is a result of more work in updating the website in the current quarter.

●	Loss on the investment in warrants of $65,507 (September 30, 2018: $45,134). The increased loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

●	Unrealized loss on the investment in common shares of $100,113 (September 30, 2018: $47,091). The unrealized loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

●	Debt issuance cost (cash) of $10,000 (September 30, 2018 - $Nil). The debt issuance (cash) is related to issuing convertible promissory notes to two investors in the 2nd quarter of this year.

●	Accretion of $16,788 (September 30, 2018 - $Nil).

Six Months Ended September 30, 2019 and 2018

The net loss for the six months ended September 30, 2019 were $185,544 as compared to the net loss for the six months ended September 30, 2018 of $123,522. Operating expenses for the quarters in 2020 are totaled $137,276 compared to the two quarters in 2019 of $174,209, a decrease of $36,933. Some of the more items contributing to the net loss and comprehensive loss for the quarters of 2020 and 2019 were as follows:

●	Exploration expenses of $35,513 (September 30, 2018 - $29,087). The exploration increased is due to more exploration works done in Mamounia project in this year.

●	Consulting and professional fees of $77,502 (September 30, 2018 - $112,816). The decrease is result of cutting back the management fees in the current quarter.

●	Loss on the investment in warrants of $20,854 (September 30, 2018: $50,640 gain). The loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

●	Unrealized loss on the investment in common shares of $31,837 (September 30, 2018: $55,846 gain). The unrealized loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

●	Debt issuance cost (cash) of $10,000 (September 30, 2018 - $Nil). The debt issuance (cash) is related to issuing convertible promissory notes to two investors in the 2nd quarter of this year.

●	Accretion of $16,788 (September 30, 2018 - $Nil).

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2019	March 31, 2019
Current Assets	$82,119	$14,959
Current Liabilities	676,360	558,354
Working Capital Deficit	$(594,241)	$(543,395)

Current Assets

The nominal increase in current assets as of September 30, 2019 compared to March 31, 2019 was primarily due to a increase in cash from $9,792 to $70,952.

Current Liabilities

Current liabilities as at September 30, 2019 increased by $118,006 since March 31, 2019, primarily due to issuing two convertible notes being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Six months Ended September 30
	2019$	2018$
Net cash used in operating activities	(76,340)	(29,622)
Net cash used in investing activities	-	(23,851)
Net cash provided by financing activities	137,500	30,484
Increase (Decrease) in cash and cash equivalents	61,160	(22,989)

Operating activities

The increase in net cash used in operating activities for the six months ended September 30, 2019, compared to the same period in 2018 was primarily as a result of increased operating activities on the Mansounia property in the current quarter.

Investing activities

For the six months ended September 30, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April. There were no investing activities incurred for the six months ended September 30, 2019, compared to the same period in 2019.

Financing activities

There were two convertible promissory notes issued in the six months ended September 30, 2019, compared to the same period in 2019.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2019.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $500,000 to $750,000 and we currently have approximately $70,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Six months ended September 30, 2019

The Company issued 300,000 commitment (restricted) shares to two promissory holders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On July 29, 2019, Ronald Renee was appointed as the Chief Executive Officer of the Company on a permanent basis from his current interim position. On the same date, Kevin Thomson was resigned as a technical Director of the Company.

Item 6.	Exhibits

Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	November 14, 2019