Form 10-Q
period 2019-12-31
Blox, Inc.
filed 2020-02-14
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   December 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 143,172,664 shares of common stock as of February 14, 2020.

Transitional Small Business Disclosure Format ☐  Yes  ☒  No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2019

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At	As At
	December 31, 2019	March 31, 2019
		(audited)

ASSETS
Current Assets
Cash (Note 8)	$46,206	$9,792
Prepaid expenses	11,167	5,167
Total Current Assets	57,373	14,959

Long term investments (Note 4)	68,731	122,295
Equipment (Note 5)	71,560	71,560
Mineral Property Interest (Note 6)	931,722	931,722
Total Assets	$1,129,386	$1,140,536

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$275,558	$229,008
Due to shareholder (Note 9)	390,164	329,346
Convertible debenture (Note 10)	96,606	-
Loan interest payable (Note 10)	2,516	-
Total Liabilities	764,844	558,354

STOCKHOLDERS’ EQUITY
Common Stock (Note 7) - 400,000,000 authorized - 143,172,664 issued (March 31, 2019 – 142,822,664)	1,311	1,309
Additional Paid-in Capital	7,354,934	7,337,352
Contributed Surplus	15,754,290	15,658,030
Accumulated Other Comprehensive Income	24,465	55,019
Deficit	(22,770,458)	(22,469,528)
Total Stockholders’ Equity	364,542	582,182
Total Liabilities and Stockholders’ Equity	$1,129,386	$1,140,536

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Operating Expenses
Consulting and professional fees (Note 12)	$37,385	$44,148	$114,887	$156,964
Exploration (Note 6)	12,061	88,917	47,574	118,004
Foreign exchange	2,936	(1,805)	5,677	1,061
Office and administration fees	2,796	7,609	24,316	28,110
Travel	-	1,186	-	10,125
Total Operating Expenses	(55,178)	(140,055)	(192,454)	(314,264)

Other Income (Loss)
Interest (expenses) income	(1,890)	-	(2,516)	47
Unrealized loss on investment in warrants (Note 4)	(2,156)	(61,050)	(23,010)	(10,410)
Accretion (Note 10)	(56,162)	-	(72,950)	-
Debt issuance cost – cash (Note 10)	-	-	(10,000)	-
Net Loss for the Period	(115,386)	(201,105)	(300,930)	(324,627)

Other Comprehensive Income
Unrealized gain (loss) on investment in common shares (Note 4)	1,283	(70,373)	(30,554)	(14,527)
Comprehensive Loss for the Period	$(114,103)	$(271,478)	$(331,484)	$(339,154)

Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	143,172,664	142,366,414	142,999,573	139,214,959

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months ended December 31, 2019 and 2018

(Expressed in U.S. Dollars)

						Accumulated
			Additional	Share		Other		Total
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		Stockholders’
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

April 1, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 7(a)&7(b))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 7(c))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 4)	-	-	-	-	-	(14,527)	-	(14,527)
Net loss for the period	-	-	-	-	-	-	(324,627)	(324,627)
December 31, 2018	142,366,414	$1,305	$7,303,136	$-	$4,533,437	$21,267	$(11,179,054)	$680,091

April 1, 2019	142,822,664	$1,309	$7,337,352	$-	$15,658,030	$55,019	$(22,469,528)	$582,182

Unrealized loss on investment in common shares (Note 4)	-	-	-	-	-	(30,554)	-	(30,554)
Commitment shares issued (Note 10)	300,000	1	13,838	-	-	-	-	13,839
Warrants exercised (Note 7)	50,000	1	3,744	-	(1,245)	-	-	2,500
Warrants issued (Note 10)	-	-	-	-	50,867	-	-	50,867
Convertible debenture - equity portion (Note 10)	-	-	-	-	46,638	-	-	46,638
Net loss for the period	-	-	-	-	-	-	(300,930)	(300,930)
December 31, 2019	143,172,664	$1,311	$7,354,934	$-	$15,754,290	$24,465	$(22,770,458)	$364,542

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2019	December 31, 2018
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(300,930)	$(324,627)
Non-cash items:
Unrealized loss on investment in warrants	23,010	10,410
Accretion	72,950	-
Changes in non-cash working capital:
Prepaid expenses	(6,000)	(4,000)
Accounts payable and accrued liabilities	46,550	68,139
Loan interest payable	2,515	-
Due to shareholder	60,819	223,145
	(101,086)	(26,933)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(23,850)

FINANCING ACTIVITIES
Proceeds from private placement	-	30,484
Warrants exercised	2,500	-
Proceeds from convertible debenture	150,000	-
Convertible debt transaction costs	(15,000)	-
	137,500	30,484

Increase (Decrease) in Cash	36,414	(20,299)
Cash, Beginning of Period	9,792	28,481
Cash, End of Period	$46,206	$8,182

Non-Cash Transactions:
Cashless stock options exercised	$-	$593,263

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

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

Nine Months Ended December 31, 2019 and 2018

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $300,930 for the nine months ended December 31, 2019 and has incurred cumulative losses since inception of $22,770,458 as at December 31, 2019.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
	Number	December 31, 2019	March 31, 2019
FVTPL
Share purchase warrants	3,333,333	$1,416	$19,046
	1,000,000	590	5,970
		2,006	25,016
Available-for-sale
Common shares	3,333,333	51,327	74,830
	1,000,000	15,398	22,449
		66,725	97,279
Total investment:		$68,731	$122,295

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

As at December 31, 2019, the fair value of common shares was $66,725 which resulted in an unrealized loss of $30,554 that was recorded in other comprehensive income. In addition, the fair value of warrants was $2,006, which resulted in a loss of $23,010 that was recorded in net income.

The December 31, 2019 fair value of the warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.67%, volatility of 86.01% – 88.73%, annual rate of dividend of 0%, and expected life of 0.25 years.

5.	Equipment

	Machinery	Total
Cost
Balance at December 31 & March 31, 2019	$232,620	$232,620

Accumulated Depreciation
Balance at December 31 & March 31, 2019	$161,060	$161,060

Carrying amounts
As at December 31 & March 31, 2019	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

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

The Company submitted an application to Ministrere des Mines for mining permit on December 7, 2018. The mining exploration permit for the Company expired on April 30, 2019. On June 27, 2019, Ministrere des Mines sent a letter to the Company to extend the mining exploration license for six months. In July, the mining exploration license for the Company was renewed. On November 11, 2019, the Company submitted a mining permit application. On December 27, 2019, the company submitted evidence of existence of available financing to Ministrere des Mines, On January 6, 2020, Ministrere des Mines sent a letter to the company to request for more evidence of availability of funding in order to obtain the mining permit.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Balance, December 31 & March 31, 2019	$931,722

During the nine months ended December 31, 2019, the Company spent $47,574 (2018 – $118,004) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

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

Nine months ended December 31, 2019

There were no shares issued from private placement for the nine months ended December 31, 2019.

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

Nine months ended December 31, 2019

50,000 warrants were exercised for common shares during the nine months ended December 31, 2019.

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

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	117,543,750	0.05	0.98
Warrants issued	1,111,110	0.135	4.6
Warrants exercised	(50,000)	0.05
Balance, December 31, 2019	118,604,860	0.05	1.02

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(c)	Warrants (continued)

As at December 31, 2019, the following warrants were outstanding and exercisable:

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

Nine months ended December 31, 2019

650,000 options expired on August 7, 2019. There were no stock options granted for the nine months ended December 31, 2019.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2019	2,150,000	0.23	2.80
Expired	(650,000)	0.15
Balance, December 31, 2019	1,500,000	0.27	3.10

At December 31, 2019, the following stock options were outstanding and exercisable:

Number of Options	Exercise Price	Weighted Average Remaining Life in Years	Expiry Date

1,500,000	$0.27	3.1	February 15, 2023

8.	Fair Value of Financial Instruments

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

Nine Months Ended December 31, 2019 and 2018

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2019
Cash	$46,206	$-	$-	$46,206
Long-term investment – Shares	66,725	-	-	66,725
Long-term investment – Warrants	-	-	2,006	2,006
Total	$112,931	$-	$2,006	$114,937

	Level 1	Level 2	Level 3	Total March 31, 2019
Cash	$9,792	$-	$-	$9,792
Long-term investment – Shares	97,279	-	-	97,279
Long-term investment – Warrants	-	-	25,016	25,016
Total	$107,071	$-	$25,016	$132,087

9.	Due to Shareholder

During the nine months ended December 31, 2019, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $60,820. As at December 31, 2019, the Company was indebted to Waratah for $390,164 (March 31, 2019 - $329,346). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

Nine Months Ended December 31, 2019 and 2018

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

For the nine months ended December 31, 2019, accretion for the notes was calculated as $72,950 (2018 - $Nil) and interest expense of $2,516 was recorded. As at December 31, 2019, the carrying value of the convertible notes is as below:

December 31, 2019
Convertible debenture – beginning of the period	$-
Debt proceeds received	23,656
Finance cost - accretion	72,950
Carrying value – end of the period	$96,606

11.	Commitments

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

11.	Commitments (Continued)

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

The Company incurred the following expenses with related parties during the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019	2018
Compensation – CEO	$40,500	$20,705
Compensation – Former CEO	-	47,660
Compensation – CFO	21,591	21,805
Compensation – Former Officer	-	12,262
	$62,091	$102,432

As at December 31, 2019, the Company was indebted to its related parties for the amounts as below:

	December 31, 2019	March 31, 2019

Accounts payable and accrued liabilities	$119,476	$93,104
Due to shareholder (Note 9)	390,164	329,346

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2019 and 2018

(Unaudited – Expressed in U.S. Dollars)

13.	Geographical Area Information

	Canada	Africa	Total

December 31, 2019:

Current assets	$56,071	$1,302	$57,373
Long term investments	68,731	-	68,731
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$124,802	$1,004,584	$1,129,386

Total liabilities	$669,899	$94,945	$764,844

March 31, 2019:

Current assets	$13,367	$1,592	$14,959
Long term investments	122,295	-	122,295
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$135,662	$1,004,874	$1,140,536

Total liabilities	$509,401	$48,953	$558,354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

It is our intention to obtain a Mining License, which would give us the exclusive right to mine and dispose of minerals for 15-years, with a possible five-year extension. The Company submitted an application to Ministere des Mines for Mining License on December 7, 2018. On June 13, 2019, the Company made a presentation of a feasibility study to the National Commission as part of the process of obtaining the Mining License. The Company is moving on the next step of fulfilling the government’s recommendations on the feasibility study. On June 27, 2019, the Company renewed the exploration permit for 6 months. On November 11, 2019, the Company submitted a mining permit application to the government of Guinea. On December 27, 2019, the company submitted evidence of existence of available financing to Ministrere des Mines, On January 6, 2020, Ministrere des Mines sent a letter to the company to request for more evidence of availability of funding in order to obtain the mining permit.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $300,930 for the nine months ended December 31, 2019, and have incurred cumulative losses since inception of $22,770,458. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the nine months ended December 31, 2019 and 2018, which are included herein.

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Operating Expenses
Consulting and professional fees (Note 12)	$37,385	$44,148	$114,887	$156,964
Exploration (Note 6)	12,061	88,917	47,574	118,004
Foreign exchange	2,936	(1,805)	5,677	1,061
Office and administration fees	2,796	7,609	24,316	28,110
Travel	-	1,186	-	10,125
Total Operating Expenses	(55,178)	(140,055)	(192,454)	(314,264)

Other Income (Loss)
Interest (expenses) income	(1,890)	-	(2,516)	47
Unrealized loss on investment in warrants (Note 4)	(2,156)	(61,050)	(23,010)	(10,410)
Accretion (Note 10)	(56,162)	-	(72,950)	-
Debt issuance cost – cash (Note 10)	-	-	(10,000)	-
Net Loss for the Period	(115,386)	(201,105)	(300,930)	(324,627)

Other Comprehensive Income
Unrealized gain (loss) on investment in common shares (Note 4)	1,283	(70,373)	(30,554)	(14,527)
Comprehensive Loss for the Period	$(114,103)	$(271,478)	$(331,484)	$(339,154)

Three Months Ended December 31, 2019 and 2018

The net loss for the three months ended December 31, 2019 were $115,386 as compared to the net loss for the three months ended December 31, 2018 of $201,105. Operating expenses for the 3rd quarter are totaled $55,178 compared to $140,055, in 2018 a decrease of $84,877. Some of the more items contributing to the net loss and comprehensive loss for the 3rd quarter of 2020 and 2019 were as follows:

●	Exploration expenses of $12,061 (December 31, 2018: $88,917). The exploration decreased significantly is due to lack of funding in the current quarter.

●	Consulting and professional fees of $37,385 (December 31, 2018: $44,148). The decrease is result of cutting back the management fees in the current quarter.

●	Office and administration costs of $2,796 (December 31, 2018: $7,609). The decrease is a result of cutting back office expenses in the current quarter.

●	Loss on the investment in warrants of $2,156 (December 31, 2018: $61,050). The decreased loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

●	Unrealized gain on the investment in common shares of $1,283 (December 31, 2018: $70,373 - loss). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares increased for the current quarter.

●	Accretion of $56,162 (December 31, 2018 - $Nil). The accretion of the convertible debenture was recognized in the two quarters of fiscal 2020. There was no such expense recorded in the comparable quarters.

Nine Months Ended December 31, 2019 and 2018

The net loss for the nine months ended December 31, 2019 were $300,930 as compared to the net loss for the nine months ended December 31, 2018 of $324,627. Operating expenses for the 2020 fiscal year are totaled $192,454 compared to the three quarters in the prior fiscal year of $314,264, a decrease of $121,810. Some of the more items contributing to the net loss and comprehensive loss for the quarters of 2020 and 2019 were as follows:

●	Exploration expenses of $47,574 (December 31, 2018: $118,004). The exploration decreased is due to more exploration works done in Mamounia project in previous year.

●	Consulting and professional fees of $114,887 (December 31, 2018: $156,964). The decrease is result of cutting back the management fees in the current quarter.

●	Loss on the investment in warrants of $23,010 (December 31, 2018: $10,410). The loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current quarter.

●	Unrealized loss on the investment in common shares of $30,554 (December 31, 2018: $14,527). The unrealized loss is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

●	Debt issuance cost (cash) of $10,000 (December 31, 2018 - $Nil). The debt issuance (cash) is related to issuing convertible promissory notes to two investors in the 2nd quarter of this year.

●	Accretion of $72,950 (December 31, 2018 - $Nil). The accretion of the convertible debenture was recognized in the two quarters of fiscal 2020. There was no such expense recorded in the comparable quarters.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	December 31, 2019	March 31, 2019
Current Assets	$57,373	$14,959
Current Liabilities	764,844	558,354
Working Capital Deficit	$(707,471)	$(543,395)

Current Assets

The nominal increase in current assets as of December 31, 2019 compared to March 31, 2019 was primarily due to an increase in cash from $9,792 to $46,206.

Current Liabilities

Current liabilities as at December 31, 2019 increased by $206,490 since March 31, 2019, primarily due to issuing two convertible notes being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Nine months Ended December 31
	2019 $	2018 $
Net cash used in operating activities	(101,086)	(26,933)
Net cash used in investing activities	-	(23,850)
Net cash provided by financing activities	137,500	30,484
Increase (Decrease) in cash and cash equivalents	36,414	(20,299)

Operating activities

The increase in net cash used in operating activities for the nine months ended December 31, 2019, compared to the same period in 2018 was primarily as a result of increased operating activities in the current quarter.

Investing activities

For the nine months ended December 31, 2018 as the Company participated in Ashanti Sankofa Inc (TSX.V-ASI)’s private placement in April. There were no investing activities incurred for the nine months ended December 31, 2019, compared to the same period December 31, 2018.

Financing activities

There were two convertible promissory notes issued in the nine months ended December 31, 2019, compared to the same period in 2019.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2019.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $500,000 to $750,000 and we currently have approximately $46,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Nine months ended December 31, 2019

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

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	February 14, 2020