Form 10-K
period 2020-03-31
Blox, Inc.
filed 2020-07-15
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BLXX	OTCUS

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 31, 2020 was $4,339,430.

The number of shares outstanding of the registrant’s common stock as of July 14, 2020 was 264,541,664.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;
●	our ability to obtain any necessary financing on acceptable terms;
●	timing and amount of funds needed for capital expenditures;
●	timely receipt of regulatory approvals;
●	our management team’s ability to implement our business plan;
●	effects of government regulation;
●	general economic and financial market conditions;
●	our ability to secure exploration permits for our prospective properties in Ghana;;
●	our ability to develop our green mining business in Africa; and
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

Item 1.	Business

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

Recent Developments

Recently Discontinued Projects

Mansounia:

Our former Mansounia exploration permit was acquired in 2013 and was secured based on our technical and financial capabilities to obtain a mining permit. The 2013 exploration permit was near expiration when acquired and was subsequently renewed for the maximum of four times permitted by the Guinea Mining Code. In December 2019, the company submitted its final mining permit proposal to the Ministry of Mines. The ministry requested, in its discretion, that we provide evidence of funding to account for 15% of the capital required for project financing. The company was unable to secure the required financing during prior to expiration of the final permit extension, and the permit was withdrawn by decree from the Ministry of Mines. Although it is our understanding the Ministry of Mines exercises considerable discretion regarding the extension and revocation of permits and the grant of mining licenses, the decree to revoke our exploration permit suggests that our application is no longer under consideration. With respect to the fate of the project, we anticipate that we will attempt to renegotiate a position for the Mansounia project once Guinea reopens its border to international travel (the country has been inaccessible due to COVID-19) Currently the a permit for the property has been granted by way of two exploration licence to Penta Goldfields SARL, a company owned by our In country manager in Guinea, Mr. Nfamoussa Kaba. There is no guarantee that we will be successful in securing any future rights to the Mansounia project.

Current Business:

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

Our directors conducted their first visit to Ghana in August 2015, when they visited the Birim Region where the three Ghanaian concessions are located. The objective was to carry out a geological reconnaissance over the areas to identify potentially favourable lithologies.  The directors inspected the existing field programs in Ghana and oversaw the planning and implementation of programs for the near future. Field work on the three concessions has since ceased and associated exploration permits have expired. Neither the Company nor Quivira holds any right title or claim to the concessions, but the Company endeavors to renew permits subject to securing sufficient financing. There is no guarantee that sufficient financing will be raise in a timely manner, if at all.

We intend to renew permits for three concessions in Ghana for their gold and diamond potential, and to explore the market for other viable assets. All three licences have expired and require an estimated $100,000 to renew. We are currently in discussions with with prospective equity investors to finance the renewal costs, however no agreement has been secured. Nevertheless, in order to secure necessary financing, we will be required to increase our authorized capital. The Asamankese, Osenase and Pramkese concessions are located near Asamankese, Akim Oda and Kade towns respectively. The concession is dominated by broad pene plain, dotted with moderate to high hills and remnant of rain forest. The area is hilly and rugged, running from 180m to 300m in elevation. Around the licences is the Atewa range about 1050m above sea level. There are little published records of extensive widely scattered gold mineralization old pits, shafts and adits, as well as artisanal gold workings in the concessions. In the mid-sixties, the Geological Survey Department of Ghana undertook reconnaissance mapping and soil geochemical survey in the area during which traces of gold were recorded in panned concentrates of geochemical samples.

1.	Osenase

Osenase is in the Birim Central Municipal District. The nearest town to the project area is the District Capital Akim Oda. This project has seen limited amount of gold exploration. The concession was previously held by Cornucopia Resources in the 1990s and was engaged in potential for a diamond resource. Paramount Mining Corporation held the concession for almost 6 years with limited amount of work. The limited work done was focused on diamondiferous hard rock potential at Atiankama Nkwanta. The presence of diamonds in what appears to be an in-situ unit exposed by the Francis Pits at Atiakama Nkwanta provides an opportunity to explain the source of some of the diamonds in the region. S Two oriented grids were sampled in 2007 but were never analysed for gold. The samples have been stored at the Manso camp to be analysed later. No subsequent work has been carried out to establish gold or diamond potential, and there is no guarantee that ore is present in economically significant quantity.

2.	Asamankese

Asamankese is a 150Km2 Prospecting License (PL) in the West Akim District. The nearest town to the project area is the District Capital Asamankese. Asamankese was originally part of Osenase under a reconnaissance licence. In 2006, about 4 soil-oriented grids on 800m x 50m was established and sampled. The samples were stored at the Manso camp to be analysed later. The samples are still in storage at the Manso camp. A total of 436 samples representing two of the gridlines L1600N and L2400N at 800m apart were later on analysed for gold. The samples were sent to SGS Tarkwa for 2kg BLEG analysis. Results received were not encouraging for gold, with only one modest spike of 170 ppb Au, associated with alluvials. A limited stream sediment program began in November 2008 but could not be completed due to financial constraints. About 108 stream sediment samples were collected and panned for visible gold out of a total 183 planned. No laboratory analysis was carried out. About 80 sample points are still yet to be sampled.

3.	Pramkese

Pramkese is a 66 square kilometres Prospecting License (PL) in the Kwaebibirim District located in the Birim Diamond Field. The nearest town to the project area is the District Capital Kade. Limited reconnaissance work was carried out in 2009 and the licence was converted to a Prospecting Licence. The exercise concentrated on the south of the town of Pramkese. Ten (10) alluvial pits were dug and sampled. The samples collected were panned and hand jigged for gold and diamond respectively. In the early 90’s, a fair amount of work was done on the concession for both alluvial gold and diamond by Basogard. Basogard defined some alluvial gold and diamond resources which were never investigated.

The company is now in discussions with various potential partners to explore and define the potential of these concessions, however no definitive agreements have been reached. There is no guarantee that any agreements will be reached or that permits will be secured.

Strategic Alliance with Ashanti Sankofa Inc.

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

Competitive Conditions

The mineral exploration and development business is an extremely competitive industry. We seek to compete with many other companies exploring for minerals and potentially developing minerals resources into mines.  The status of our prospective Ghana projects is uncertain and our ability to secure financing and exploration permits is subject to competiton from local and international companies. As a junior mineral exploration and development company, Blox competes with many companies like ourselves for financing and joint venture partners. Additionally, we compete for industry human resources such as professional geologists, and service providers.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $12,858,000 and $11,615,101 for the years ended March 31, 2020 and March 31, 2019, respectively, and have incurred cumulative losses since inception of $35,327,528 as of March 31, 2020. These factors raise substantial doubt about our ability to continue as going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital.

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

Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed. We have a working capital deficit of $778,061 as of March 31, 2020 (March 31, 2019 - $543,395) and we do not have funds presently to secure exploration licenses for our prospective projects in Ghana. Continuing exploration activities will require additional funding. Our only present means of funding is through the sale of our common stock and shareholder loans. The sale of common stock requires favorable market conditions for junior exploration companies like ours, as well as specific interest in our stock, neither of which may exist. If we are unable to raise additional funds in the future, we may have to cease our operations.

Our exploration activities are highly speculative and involve substantial risks.

If we secure exploration permits or other rights to any mineral asset, which is uncertain, our exploration work may not result in the discovery of mineable deposits of ore in a commercially economical manner. There may be limited availability of water, which is essential to milling operations, and interruptions may be caused by adverse weather conditions. Our future operations, if any, are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls.

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

We do not have title to our prospective mineral properties and any title we may acquire may be uncertain.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and any right, title or interest we may acquiremay be affected by prior unregistered agreements or transfers, undetected defects, or the discretion of federal, provincial, or local government. Our business will be undermined if any interest we acquire is challenged or impugned in the future.

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

Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on any mineral properties that we may acquire.

If we secure any mineral interest, in order for us to even commence mining operations, we face a number of challenges which include securing property interests, finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining and exploitation permits, and ultimately selling minerals in order to generate revenue. Moreover, exploration for commercially viable mineral deposits is highly speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties.  There is a substantial risk that any exploration program that we may conduct will not result in the discovery of any significant mineralization, and therefore no commercially viable mineral deposit.  There are numerous geological features that we may encounter that would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit.  This would likely result in a decrease in the value of our common stock.

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

Our Articles of Incorporation authorize the issuance of 400,000,000 shares of common stock. As of July 14, 2020, we had 264,541,664 shares of common stock outstanding. Accordingly, we may issue up to an additional 158,458,336 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

We do not own any real estate or other property used in the operation of our current business. Our principal executive office is located at 5th Floor, 1177 Avenue of Americas, New York. We believe that this space is sufficient until we are able to generate significant revenues, if at all, and hire more consultants.

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

Market Information

Quotation of our shares of common stock on the OTCQB was approved on July 18, 2008 under the symbol “NAVA”. On July 31, 2013, our quotation symbol on the OTCQB changed to “BLXX”, to reflect our name change to “Blox Inc.”. The following table sets forth the high and low bid prices of our common stock for our fiscal years ended March 31, 2020 and March 31, 2019 as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Price ($)	Low Price ($)
March 31, 2020	0.28	0.02
December 31, 2019	0.30	0.12
September 30, 2019	0.20	0.12
June 30, 2019	0.20	0.03
March 31, 2019	0.20	0.10
December 31, 2018	0.25	0.13
September 30, 2018	0.25	0.14
June 30, 2018	0.30	0.16

On July 14, 2020, the closing price of our common stock as reported by OTCQB was $0.0095 per share

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common shares is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere New York 11598 Tel: 212-848-8436; Fax: 646-536-3179

Holders of Common Stock

As of July 14, 2020, we had 264,541,664 shares of our common stock issued and outstanding held by 71 holders of record.

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

There are no restrictions in our articles of incorporation or bylaws, nor are we subject to any contractual restrictions, that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of March 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,500,000	$0.27	1,500,000
Total	1,500,000		1,500,000

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

Plan of Operation

In the coming year, we plan to negotiate permits and initiate exploration programs for three prospective concessions (Asamankese, Osenase and Pramkese ) in the Birim Region of Ghana.

We intend to renew permits for the concessions for their prospective gold and diamond potential, and to explore the market for other viable assets. All three concession licences have expired and require an estimated $100,000 to renew. We are currently in discussions with prospective equity investors to finance the renewal costs, however no agreement has been secured. Nevertheless, in order to secure necessary financing, we will be required to increase our authorized capital.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. As of March 31, 2020, we had an accumulated deficit of $35,327,528. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Years Ended March 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended March 31, 2020 and 2019 which are included herein.

Expenses

Our operating expenses were as follows:

	Year ended March 31, 2020 ($)	Year ended March 31, 2019 ($)
Operating Expenses
Consulting and professional fees	154,229	211,760
Exploration	52,802	194,117
Foreign exchange	(3,222)	1,680
Office and administration fees	33,170	35,026
Travel	-	2,777

Total Operating Expenses	236,979	445,360

Other Income (Loss)
Interest expense (income)	(5,706)	47
(Loss) gain on derivative	(25,016)	(33,788)
Accretion	(117,577)	-
Debt issuance cost – convertible debt	(10,000)	-
Write-off mineral property	(931,722)	-
Loss on disposal of equipment	-	(2,186)
Shareholder expense	(11,532,000)	(11,136,000)
Net Loss for the Year	(12,858,000)	(11,615,101)

Unrealized gain on investment in shares	(36,188)	19,225

Comprehensive Loss for the Year	(12,894,188)	(11,595,876)

The net loss and comprehensive loss for the year ended March 31, 2020 (“Fiscal 2020) were $12,858,000 and $12,894,188, respectively, as compared to the net loss and comprehensive loss for the year ended March 31, 2019 (“Fiscal 2019) of $11,615,101 and $11,595,876, respectively. Operating expenses for the Fiscal 2020 are totaled $236,979 compared to the Fiscal 2019 of $445,360, a decrease of $208,381. Some of the more items contributing to the net loss and comprehensive loss for the Fiscal 2020 and Fiscal 2019 were as follows:

●	Exploration expenses of $52,802 (March 31, 2019 - $194,117). The exploration decreased when compared to the cost in Fiscal 2019. In Fiscal 2019, the Company has hired more geological consultants to work on feasibility towards obtaining the mining license.

●	Consulting and professional fees of $154,229 (March 31, 2019 - $211,760). The decrease is due to the Company is cutting back the management fees in the current year.

●	Office and administration costs of $33,170 (March 31, 2019: $35,026). The decrease is due to the less filing fees incurred in current year.

●	Foreign exchange gain of $3,222 (March 31, 2019 - $1,680 loss). The higher foreign exchange expenses incurred in 2019 is due to the shareholder loan was received in Canadian dollars, which has been depreciating over the year.

●	Loss on the investment in warrants of $25,016 (March 31, 2019: $33,788). The loss in the current year is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ warrants. The fair value of warrants of ASI decreased during the current year.

●	Accretion of $117,577 (March 31, 2019 - $Nil). The accretion is from the convertible debenture and there is no such expense in prior year.

●	Shareholder expense of $11,532,000 (March 31, 2019 - $11,136,000). The shareholder expense recorded is due to extension of the expiry date of 88 million warrants from February 27, 2020 to February 27, 2021.

●	Loss on disposal of minerals interest of $931,722 (March 31, 2019 - $Nil). The loss on disposal of minerals interest is caused from lose the exploration license for Mansounia Gold Project.

●	Unrealized loss on the investment in common shares of $36,188 (March 31, 2019: $19,225 gain). The unrealized loss in the current year is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current year.

Liquidity and Capital Resources

Working Capital

	At March 31, 2020 ($)	At March 31, 2019 ($)
Current assets	32,718	14,959
Current liabilities	810,779	558,354
Working capital (deficiency)	778,061	543,395

Current Assets

The increase in current assets as of March 31, 2020 compared to March 31, 2019 was primarily due to an increase in cash of $17,759.

Current Liabilities

Current liabilities as at March 31, 2020 increased by $252,425 due to an increase of $120,480 in convertible debenture and a shareholder loan from a significant shareholder in the sum of $61,868.

Cash Flow

Our cash flow for the years ended March 31, 2020 and 2019 was as follows:

	Year Ended March 31, 2020 ($)	Year Ended March 31, 2019 ($)
Net cash used in operating activities	(119,741)	(48,136)
Net cash used in investing activities	-	(23,850)
Net cash provided by financing activities	137,500	53,297
Net (decrease) increase in cash and cash equivalents	17,759	(18,689)

Operating activities

The increase in net cash used in operating activities from Fiscal 2019 to Fiscal 2020 was primarily as a result of the most operating activities were funded by a convertible debenture financing and shareholder’s advance.

Financing activities

The increased net cash provided by financing activities from Fiscal 2019 to Fiscal 2020 was primarily as a result of most proceeds from convertible debenture received in Fiscal 2020.

Investing activities

The decreased net cash provided by investing activities from Fiscal 2019 to Fiscal 2020 was primarily as a result of no sufficient cash to invest the potential projects.

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

Our consolidated financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have incurred a net loss of $12,858,000 and $11,615,101 for the years ended March 31, 2020 and March 31, 2019, respectively, and have incurred cumulative losses since inception of $35,327,528 as at March 31, 2020. These factors raise substantial doubt about the ability of our company to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary debt and/or equity financing to continue operations. Our consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management of our company has undertaken steps as part of a plan to sustain operations for the next fiscal year, including plans to raise additional equity financing, control costs and reduce operating losses.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $1,250,000 to $1,500,000 and we currently have approximately $27,551 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Blox, Inc.

Consolidated Financial Statements

For the Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Blox, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blox, Inc. (the “Company”) as at March 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders’ (deficiency) equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2013.

July 10, 2020	Chartered Professional Accountants

PO Box 10007, 1630 – 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1A1
Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgancollp.com

Blox, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As At	As At
	March 31, 2020	March 31, 2019

ASSETS
Current Assets
Cash (Note 10)	$27,551	$9,792
Prepaid expenses	5,167	5,167
Total Current Assets	32,718	14,959

Long term investments (Note 5)	61,091	122,295
Equipment (Note 6)	71,560	71,560
Mineral properties (Note 7)	-	931,722
Total Assets	$165,369	$1,140,536

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 14)	$294,379	$229,008
Due to shareholder (Note 11)	391,214	329,346
Convertible debenture (Note 12)	120,480	-
Loan interest payable (Note 12)	4,706	-
Total Liabilities	810,779	558,354

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Common Stock (Note 9) – 400,000,000 authorized – 144,647,664 issued (2019 – 142,822,664)	1,328	1,309
Additional Paid-in Capital	7,382,603	7,337,352
Contributed Surplus	27,279,356	15,658,030
Accumulated Other Comprehensive Income	18,831	55,019
Deficit	(35,327,528)	(22,469,528)
Total Stockholders’ (Deficiency) Equity	(645,410)	582,182
Total Liabilities and Stockholders’ (Deficiency) Equity	$165,369	$1,140,536

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Comprehensive loss

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2020	March 31, 2019

Operating Expenses
Consulting and professional fees (Note 14)	$154,229	$211,760
Exploration (Note 7)	52,802	194,117
Foreign exchange	(3,222)	1,680
Office and administration fees (Note 14)	33,170	35,026
Travel	-	2,777
Total Operating Expenses	(236,979)	(445,360)

Other (Loss) Income
Interest (expense) income	(4,706)	47
Loss on investment in warrants (Note 5)	(25,016)	(33,788)
Accretion (Note 12)	(117,577)	-
Debt issuance cost (Note 12)	(10,000)	-
Loss on disposal of mineral interest (Note 7)	(931,722)	-
Shareholder expense (Note 9)	(11,532,000)	(11,136,000)
Net Loss for the Year	(12,858,000)	(11,615,101)

Other Comprehensive Income
Unrealized (loss) gain on investment in common shares (Note 5)	(36,188)	19,225
Comprehensive Loss for the Year	$(12,894,188)	$(11,595,876)
Net Loss Per Common Share	$(0.09)	$(0.08)
Weighted Average Number of Shares Outstanding – Basic	143,071,431	143,030,780

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

						Accumulated		Total
			Additional	Share		Other		Stockholders’
	Common Stock		Paid-in	Subscriptions	Contributed	Comprehensive		(Deficiency)
	Shares	Amount	Capital	Received	Surplus	Income	Deficit	Equity

March 31, 2018	108,611,814	$967	$5,957,211	$1,469,516	$4,379,700	$35,794	$(10,854,427)	$988,761

Private placement (Notes 9(a))	30,000,000	300	752,700	(1,469,516)	747,000	-	-	30,484
Stock options exercised (Note 9(d))	3,754,600	38	593,225	-	(593,263)	-	-	-
Unrealized gain on investment in common shares (Note 5)	-	-	-	-	-	19,225	-	19,225
Common shares issued from warrants exercised (Note 9(c))	456,250	4	34,216	-	(11,407)	-	-	22,813
Warrant extension (Note 9(c))	-	-	-	-	11,136,000	-	-	11,136,000
Net loss for the year	-	-	-	-	-	-	(11,615,101)	(11,615,101)
March 31, 2019	142,822,664	1,309	7,337,352	-	15,658,030	55,019	(22,469,528)	582,182

Unrealized loss on investment in common shares (Note 5)	-	-	-	-	-	(36,188)	-	(36,188)
Commitment shares issued (Note 9(b))	300,000	3	13,836	-		-	-	13,839
Warrants exercised (Note 9(c))	50,000	1	3,744	-	(1,245)	-	-	2,500
Warrants issued (Note 9(c))	-	-	-	-	50,867	-	-	50,867
Warrant extension (Note 9(c))	-	-	-	-	11,532,000	-	-	11,532,000
Convertible debenture-equity portion (Note 12)	-	-	-	-	46,638	-	-	46,638
Convertible debenture converted to shares (Note 9(b))	1,475,000	15	27,671	-	(6,934)	-	-	20,752
Net loss for the year	-	-	-	-	-	-	(12,858,000)	(12,858,000)
March 31, 2020	144,647,664	$1,328	$7,382,603	$-	$27,279,356	$18,831	$(35,327,528)	$(645,410)

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Years Ended
	March 31, 2020	March 31, 2019
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the year	$(12,858,000)	$(11,615,101)
Non-cash items:
Accretion	117,577	-
Loss on investment in warrants	25,016	33,788
Loss on disposal of mineral interest	931,722	-
Shareholder expense	11,532,000	11,136,000
Changes in non-cash working capital:
Prepaid expenses	-	(1,000)
Accounts payable and accrued liabilities	65,369	125,032
Loan interest payable	4,706	-
Due to shareholder	61,869	273,145
Cash used in operating activities	(119,741)	(48,136)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(23,850)
Cash used in investing activities	-	(23,850)

FINANCING ACTIVITIES
Proceeds from private placement	-	30,484
Proceeds from convertible debenture	150,000	-
Convertible debenture transaction costs	(15,000)	-
Warrants exercised	2,500	22,813
Cash provided by financing activities	137,500	53,297

Increase (Decrease) in Cash	17,759	(18,689)
Cash, Beginning of Year	9,792	28,481
Cash, End of Year	$27,551	$9,792

Non-Cash Transactions
Cashless stock option exercise	$-	$593,263

See accompanying notes to the consolidated financial statements.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

1.	Description of Business

Blox, Inc. (the “Company”) was incorporated on July 21, 2005 under the laws of the state of Nevada. The address of the Company is #1177 Avenue of Americas 5th Floor, New York, NY 10036.

The Company is primarily engaged in acquiring and exploring mineral properties plus the development of mineral resources for mining with the intent of applying green innovation plus renewable energy and technology to traditional mining methods.

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

Years ended March 31, 2020 and 2019

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $12,858,000 and $11,615,101 for the years ended March 31, 2020 and 2019, respectively, and has incurred cumulative losses since inception of $35,327,528 (2019 - $22,469,528) as at March 31, 2020.

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

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in a widespread health crisis that has affected economies and financial markets around the world resulting in an economic downturn. This outbreak may also cause staff shortages, reduced customer demand, increased government regulations or interventions, all of which may negatively impact the business, financial condition or results of operations of the Company. The duration and impact of the COVID-19 outbreak is unknown at this time and it is not possible to reliably estimate the length and severity of these developments.

iii)	Shareholder expense

The inputs in the Black-Scholes option pricing model to value the extension of the share purchase warrants (Note 9).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

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

Machinery	20% declining balance

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

Years ended March 31, 2020 and 2019

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of March 31, 2020.

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

Years ended March 31, 2020 and 2019

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

5.	Long Term Investments

		Fair Value as at
	Number	March 31, 2020	March 31, 2019
FVTPL
Share purchase warrants	3,333,333	$-	$19,046
	1,000,000	-	5,970
		-	25,016
Available-for-sale
Common shares	3,333,333	46,993	74,830
	1,000,000	14,098	22,449
		61,091	97,279
Total investment:		$61,091	$122,295

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

5.	Long Term Investments (continued)

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

As at March 31, 2020, the fair value of common shares was $61,091 which resulted in an unrealized loss of $36,188 that was recorded in other comprehensive loss for year ended March 31, 2020. In addition, the fair value of warrants was $Nil, which resulted in a loss of $25,016 that was recorded in net loss.

As at March 31, 2020 the fair value of warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.23%, volatility of 82.6%, annual rate of dividend of 0%, and expected life of 0.04 years.

On March 28, 2020 and April 16, 2020, the 3,333,333 and 1,000,000 share purchase warrants expired respectively.

6.	Equipment

	Machinery	Total
Cost
Balance at March 31, 2020 & 2019	$232,620	$232,620

Accumulated Depreciation
Balance at March 31, 2020 & 2019	$161,060	$161,060

Carrying amounts
As at March 31, 2020 & 2019	$71,560	$71,560

Equipment in the amount of $71,560 has not been placed into production and is not currently being depreciated.

7.	Mineral Property Interest

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

7.	Mineral Property Interest (continued)

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa and covers a surface area of 145 square kilometres. The Property is located approximately 80 kilometres west, by road, from the country’s third largest city, Kankan.

An exploration license for the Property was granted by the Ministère des Mines et de la Géologie on August 20, 2013. As part of its due diligence, the Company obtained a legal opinion which confirmed that the license was in good standing at the time of acquisition. It is the Company’s intention to obtain an exploitation permit to allow the Company the right to mine and dispose of minerals for 15 years, with a possible 5-year extension. The Company had commenced work on the feasibility study and environmental impact assessment required for obtaining this permit.

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

The exploration license, which was originally granted on August 20, 2013, was extended by the Company until January 30, 2020, pending the results of its application for a mining license for the property (first submitted December 7, 2018). On February 17, 2020, the Company received notice from Minister of Mines and geology, Republic of Guinea, revoking the Company’s exploration license for Mansounia Gold Project. As a result of the revocation of the Company’s exploration license, all rights held by the Company and its partners in the Mansounia Gold Project have been terminated. The Company has since confirmed that its mining license application cannot proceed without a valid exploration license, and that it is ineligible to re-apply for an exploration license due to the expiration of its previous license. At the year ended March 31, 2020, management decide to write off the mineral property interest.

	Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment		$150,000
Issuance of 6,514,350 common shares		781,722
Balance, March 31, 2019 and 2018		931,722
Write-off mineral property interest		(931,722)
Balance, March 31, 2020	$	Nil

During the year ended March 31, 2020, the Company spent $52,802 (2019 – $194,117) on the property.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

8.	Income Taxes

The Company is subject to income taxes on its unconsolidated financial statements in Canada and the United States. The consolidated provision for income taxes varies from the amount that would be computed by applying the combined statutory income tax rates to net loss before taxes were approximately as follows:

	2020	2019
Combined statutory rate	21%	21%
Expected income tax recovery	$(2,700,000)	$(2,439,000)
Non-deductible differences and other	2,428,000	2,344,000
Deferred tax assets not recognized	272,000	95,000
Income tax provision	$-	$-

The significant components of the Company’s deferred income tax assets were approximately:

	2020	2019
Losses available for future periods	$1,669,000	$1,403,000
Long-term investments	4,000	(2,000)
Equipment	(19,000)	(19,000)
Tax assets not recognized	(1,654,000)	(1,382,000)
Net deferred income tax asset	$-	$-

The Company has non-capital losses of approximately $7,471,000 which may be carried forward and applied against taxable income in future years and expire as follows:

	Canada	United States	Guinea

2027	$-	$1,000	$-
2028	-	16,000	-
2029	-	35,000	-
2030	-	30,000	-
2031	-	78,000	-
2032	237,000	24,000	-
2033	813,000	53,000	-
2034	462,000	511,000	-
2035	11,000	1,688,000	-
2036	-	312,000	-
2037	-	907,000	-
2038	2,000	621,000	-
2039	-	389,000	65,000
2040	-	1,144,000	72,000
	$1,525,000	$5,809,000	$137,000

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

9.	Common Stock

(a)	Private placement

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

Year ended March 31, 2020

There were no shares issued from private placement for the year ended March 31, 2020.

(b)	Convertible debenture shares issuance

On August 16, 2019, the Company issued 300,000 commitment shares to two convertible debenture holders. The fair value of the common shares was $60,000 (Note 12).

In March 2020, $22,300 principal of convertible debenture was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 12).

(c)	Warrants

Year ended March 31, 2019

On April, 2018, the Company issued 30,000,000 share purchase warrants as part of the $1,500,000 private placement. The warrants expire five years from the date of issuance and are exercisable at $0.05 per share. The fair value of these warrants was determined with the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 2.73%. volatility of 204.3%, annual rate of dividend of 0%, and expected life 5 years.

On February 27, 2019, the Company extended the term of 88,000,000 share purchase warrants from February 27, 2019 to February 27, 2020, no other terms were changed.

Year ended March 31, 2020

On August 7, 2019, 50,000 warrants were exercised for common shares at $0.05 per share.

On August 16, 2019, the Company issued 1,111,110 warrants to two convertible debenture holders with a fair value of $220,541 (Note 12). On the issuance date of the warrants, the share price was $0.20. The warrants expire five years from the date of issuance and are exercisable at $0.135 per share. The fair value of these warrants was determined with the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.57%, volatility of 231.6%, annual rate of dividend of 0%, and expected life of 5 years.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

9.	Common Stock (continued)

(c)	Warrants (continued)

On February 27, 2020, the Company extended the term of 88,000,000 share purchases warrants from February 27, 2020 to February 27, 2021, no other terms were changed.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	88,000,000	0.05	0.90
Issued	30,000,000	0.05	4.10
Exercised	(456,250)	0.05	0.90
Balance, March 31, 2019	117,543,750	0.05	0.90
Warrants issued	1,111,110	0.135	4.40
Warrants exercised	(50,000)	0.05
Balance, March 31, 2020	118,604,860	0.05	1.49

As at March 31, 2020, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2020
29,950,000	$0.05	April 24, 2023
1,111,110	$0.135	August 16, 2024
118,604,860

(d)	Stock Options

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

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

9.	Common Stock (continued)

(d)	Stock Options (continued)

Year ended March 31, 2020

650,000 options expired on August 7, 2019. There were no stock options granted for the year ended March 31, 2020.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2018	7,650,000	0.12	2.80
Cancelled	(1,500,000)	0.27	3.90
Exercised	(4,000,000)	0.01	1.30
Balance, March 31, 2019	2,150,000	0.23	2.80
Expired	(650,000)	0.15
Balance, March 31, 2020	1,500,000	0.27	2.90

At March 31, 2020, the following stock options were outstanding and exercisable:

Exercise Price	Expiry Date	Options Outstanding	Weighted Average Remaining Life in Years	Options Exercisable
$0.27	15-Feb-23	1,500,000	2.9	1,500,000

10.	Fair Value of Financial Instruments

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total March 31, 2020
Cash	$27,551	$-	$-	$27,551
Long-term investment – Shares	61,091	-	-	61,091
Total	$88,642	$-	$-	$88,642

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

10.	Fair Value of Financial Instruments (continued)

	Level 1	Level 2	Level 3	Total March 31, 2019
Cash	$9,792	$-	$-	$9,792
Long-term investment – Shares	97,279	-	-	97,279
Long-term investment – Warrants	-	-	25,016	25,016
Total	$107,071	$-	$25,016	$132,087

11.	Due to Shareholder

During the year ended March 31, 2020, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $61,868. As at March 31, 2020, the Company was indebted to Waratah for $391,214 (2019 - $329,346). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

In addition, the Company issued 300,000 commitment shares to the two investors with a fair value of $60,000 and 1,111,110 warrants with a fair value of $220,541. The two warrant holders are entitled to purchase up to 1,111,110 common shares of the Company at an exercise price of $0.135 with a 5-year expiry date (Note 9 (b) & (c)).

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

In March 2020, $22,300 principal of convertible debenture were converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 9 (b)).

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

12.	Convertible Debenture (continued)

For the year ended March 31, 2020, accretion for the notes was calculated as $117,577 (2019 - $Nil) and interest expense of $4,706 was recorded. As at March 31, 2020, the carrying value of the convertible notes is as below:

March 31, 2020
Convertible debenture – beginning of the year	$-
Debt proceeds received	23,656
Debt converted to common shares	(20,753)
Finance cost - accretion	117,577
Carrying value – end of the year	$120,480

13.	Commitment

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

The Company incurred the following expenses with related parties during the years ended March 31, 2020 and 2019:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Compensation – Director	$54,000	$29,735
Compensation – Former directors	-	58,079
Compensation – Former Officer	26,841	28,812
Compensation – Former officer	-	12,262

During the year ended March 31, 2020, $Nil (2019 - $2,179) was paid for bookkeeping services to a company owned by a former officer of the Company. The Company also recognized $9,060,196 (2019 - $8,749,076) in shareholder expenses related to the modification of warrants held by a controlling shareholder.

Blox, Inc.

Notes to Consolidated Financial Statements

Years ended March 31, 2020 and 2019

(Expressed in U.S. Dollars)

14.	Related Party Transactions (continued)

As at March 31, 2020, the Company was indebted to its related parties for the amounts as below:

	March 31, 2020	March 31, 2019

Accounts payable and accrued liabilities	$122,651	$93,104
Due to shareholder (Note 11)	391,214	329,346

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

15.	Geographical Area Information

	Canada	Africa	Total

March 31, 2020:

Current assets	$30,575	$2,143	$32,718
Long term investments	61,091	-	61,091
Equipment	-	71,560	71,560
Total assets	$91,666	$73,703	$165,369

Total liabilities	$718,234	$92,545	$810,779
March 31, 2019:

Current assets	$13,367	$1,592	$14,959
Long term investments	122,295	-	122,295
Equipment	-	71,560	71,560
Mineral property interest	-	931,722	931,722
Total assets	$135,662	$1,004,874	$1,140,536
Total liabilities	$509,401	$48,953	$558,354

16.	Subsequent Event

From April 1 to June 29, 2020, all the outstanding principal of the convertible debenture were converted to common shares of the Company, resulting in issuance of 89,319,216 common shares.

On May 27, 2020, 1,500,000 options were cancelled due to the optionee no longer being an officer of the Company.

On June 8, 2020, the Company entered into security purchase agreements with a private investor, issuing one convertible promissory note in an aggregate principal amount of $74,800, with a $6,800 original issue discount, $500 in due diligence fees and $2,500 in legal fees, paid in cash to the investors and the legal counsel. Each note accrues interest at an annual rate of 8% and is to be repaid on June 8, 2021. The investors have rights to convert a portion, or all, of the principal amount plus interest at variable conversion price to Common Stock of the Company after 180 days and prior to June 8, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of March 31, 2020.

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

On June 30, 2020, Ronald Renee was appointed as Interim Chief Financial Officer.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Ronald Renne	Chief Executive Officer, Interim Chief Financial Officer and Director	43	December 5, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ronald Renne

Ronald Renne has been a director of our Company since December 5, 2013. On July 29, 2019, Mr. Renne was appointed as Chief Executive Officer. On June 30, 2020, Mr. Renee was appointed as Interim Chief Financial Officer. Mr. Renne has over 10 years’ experience in the banking sector and managing information technology resources. He has worked at HFC Bank in London and Royal Bank of Scotland as Branch Manager. Mr. Renne graduated from the Manchester Metropolitan University in 2000 with a Bachelor of Arts (Hons). He also holds all the required retail banking certificates to allow him to practice banking services in the United Kingdom.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the year ended March 31, 2020 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with, with the exception of Nicholas Taylor.

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

Item 11.	Executive Compensation

Summary Compensation

The particulars of compensation paid to the following persons:

●	all individuals serving as our principal executive officer during the year ended March 31, 2020;

●	all individuals service as our principal financial officer during the year ended March 31, 2020;

●	all of compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2020; and

●	up to three additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at March 31, 2020,

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended March 31, 2020, March 31, 2019 and March 31, 2018 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Spiers (1) Former CEO	2020 2019 2018	Nil Nil 71,877	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 71,877
Trevor Pickett (2) Former CEO	2020 2019 2018	Nil 58,079 64,581	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 58,079 64,581
Nancy Zhao (3) Former CFO	2020 2019 2018	26,841 28,812 12,921	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	26,841 28,812 12,921
Donna Moroney (4) Former Corporate Secretary	2020 2019 2018	Nil 12,262(5) 49,000(5)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 12,262 49,000
Ronald Renee (6) CEO/Director CFO/Interim	2020 2019 2018	54,000 29,735 50,306	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	54,000 29,735 50,306

(1)	Robert Spiers was appointed as CEO and a director on July 31, 2015 and resigned on November 20, 2017.
(2)	Trevor Pickett was appointed as a director on July 31, 2015, as Interim CEO on November 20, 2017, as CEO on July 13, 2018, and resigned on March 4, 2019.
(3)	Nancy Zhao was appointed as CFO on September 10, 2015 and resigned on February 27, 2020.
(4)	Donna Moroney was appointed as Corporate Secretary on July 31, 2015 and resigned on June 26, 2018.
(5)	Professional fees paid to Wiklow Corporate Services Inc., a company owned by Donna Moroney.
(6)	Ronald Renee was appointed as a director on December 5, 2013 and appointed as CEO on July 29, 2019. He was appointed as Interim CFO on June 30, 2020.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2020:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Spiers	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Trevor Pickett	Nil	N/A	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Nancy Zhao	Nil	Nil	N/A	N/A	N/A	Nil	Nil	N/A	N/A
Ronald Renee	Nil	Nil	N/A	N/A	N/A	Nil	Nil	N/A	N/A

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

The following table sets forth, as of July 14, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Common Stock	Ronald Renne CEO, Interim CFO and Director 88 Linton Avenue Borehamwood, Hertfordshire, United Kingdom	(2) 3,754,600	Direct	1.42%
	Directors and Officers as a group	3,754,600		1.42%
Common Stock	Nicholas Taylor #2 – 59 Rockford Street Mandurah, WA Australia	(3) 170,442,525	Indirect	47.86%
Common Stock	Robert Abenante 600 – 666 Burrard Street Vancouver, BC Canada	(4) 24,152,842	Direct	8.79%
Common Stock	Pamela Kathleen Pickett 120 Caspian Way Brigadoon, Perth, WA 6069	(5) 17,327,236	Direct	6.33%

(1)	Based on 264,541,664 shares of common stock issued and outstanding as of July 14, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Consists of 3,754,600 common stocks.

(3)	Consists of 78,845,539 common shares and 91,596,935 share purchase warrants. Of the securities indirectly held, 40,178,872 common shares and 52,930,214 share purchase warrants (exercisable at a price of $0.05 per share, expiring on February 27, 2021) are indirectly held through Waratah Investments Limited, a Ghana corporation, and 38,666,721 common shares and 38,666,721 share purchase warrants are indirectly held through Waratah Capital Ltd., a British Columbia corporation. 16,207,601 warrants are exercisable at a price of $0.05 per share, expiring on February 27, 2021 and the balance of 22,459,120 warrants are exercisable at $0.05 per share, expiring on February 15, 2023. Mr. Taylor controls both private companies.

(4)	Consists of 13,984,206 common shares and 10,168,636 share purchase warrants, with each warrant is exercisable into one common share at an exercise price of $0.05 per share, expiring on February 27, 2021.

(5)	Consists of 8,327,236 common shares and 9,000,000 share purchase warrants, in which, 5,000,000 exercisable into one common share at an exercise price of $0.05 per share, expiring on April 26, 2023; and 4,000,000 exercisable into one common share at an exercise price of $0.05, expiring on February 27, 2021.

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2019, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at March 31, 2020, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

Our board currently consists of one director, being Ronald Renne, Chief Executive Officer and Chairman. Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not currently have any independent directors.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2019 and 2018 for professional services rendered by Morgan and Company LLP, our independent registered public accounting firm:

	March 31, 2020	March 31, 2019
Audit Fees	$15,000	$15,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$15,000	$15,000

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

Assessments

We have no formal policy to monitor the effectiveness of the directors, our board and our committees.

Disclosure of Outstanding Share Data

Our shares are quoted for trading on the OTCQB under the symbol “BLXX”. As of July 14, 2020, our share capital was as follows:

Class of Shares	Par Value	Number Authorized	Number Issued
Common Shares	$0.00001	400,000,000	264,541,664

Stock Option Plan

As at July 14, 2020, there is no stock options outstanding:

Warrants

As at July 14, 2020, the following warrants were outstanding:

Number Outstanding	Exercise Price	Expiry Date
87,543,750	$0.05	February 27, 2021
29,950,000	$0.05	April 24, 2023
555,555	$0.135	August 16, 2024

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Articles of Incorporation of Nava Resources Canada, Inc. (1)
3.4	Certificate of Amendment to Articles of Incorporation (1)
3.5	Amended Articles of Incorporation reflecting name change (2)
10.1	Share Purchase Agreement with Quivira Gold Ltd. and Waratah Investments Ltd. (2)
10.2	Amalgamation Agreement with Eco Endeavors Corp. , Ourco, Keneresh, and Kenderes Biogaz (2)
10.3	Amalgamation Amending Agreement dated February 3, 2014 (3)
10.4	Assignment Agreement dated April 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.5	Purchase Option Agreement dated 2012 between Kenderesh Endeavors Corp. and K&H Bank Zrt. (4)
10.6	Royalty Deed dated April 1, 2012 between International Eco Endeavors Corp. and Palladio (4)
10.7	Consulting Services Agreement dated February 27, 2014 with Emerald Power Consulting, Inc. (4)
10.8	Consulting Agreement dated February 27, 2014 with Robert Abenante (4)
10.9	Royalty Agreement dated February 27, 2014 between Kenderes Biogaz Termelo Korlatolt Fele Lossegu Tarsasag and Waratah Investments Limited (4)
10.10	Escrow Agreement dated February 27, 2014 between Robert Abenante and the escrow agent (4)
10.11	Form of Escrow Agreement dated February 27, 2014 between the escrow agent, and each of Robert Ironside, Cedric Wilson, Kimberly Gillett and Marco Parente (4)
10.13	Amendment Agreement dated April 28, 2016 with Waratah Capital Ltd. to increase bridge loan to C$1,500,000
10.15	Securities Purchase Agreement Dated August 9, 2019 with FirstFire Global Opportunities Funds LLC
10.16	Convertible Promissory Note (FirstFire Global Opportunities Fund LLC) dated August 9, 2019
10.17	Common Stock Purchase Warrant (FirstFire Global Opportunities Fund LLC) dated August 9, 2019
10.18	Securities Purchase Agreement Dated August 16, 2019 with Crown Bridge Partners LLC
10.19	Convertible Promissory Note (Crown Bridge Partners LLC) dated August 16, 2019
10.20	Common Stock Purchase Warrant (Crown Bridge Partners LLC) dated August 16, 2019
10.21	Convertible Promissory Notes Dated June 8, 2020
10.22	Securities Purchase Agreement Dated June 8, 2020
21.1	List of Subsidiaries (4)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2009 Stock Option Plan (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

(1)	Incorporated by reference to the registration statement on Form S-1, as filed with the SEC on May 1, 2008.
(2)	Incorporated by reference to the annual report on Form 10-K, as filed with the SEC on September 17, 2013.
(3)	Incorporated by reference to the current report on Form 8-K, as filed with the SEC on February 24, 2014.
(4)	Incorporated by reference to the current report on Form 8-K, as filed with the SEC on March 5, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOX, INC.

By:	/s/ Ronald Renee	By:	/s/ Ronald Renee
Name:	Ronald Renee	Name:	Ronald Renee
Title:	Chief Executive Officer	Title:	Interim Chief Financial Officer
Date:	July 14, 2020	Date:	July 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ronald Renee	By:	/s/ Ronald Renee
Name:	Ronald Renee	Name:	Ronald Renee
Title:	Chief Executive Officer	Title:	Interim Chief Financial Officer
Date:	July 14, 2020	Date:	July 14, 2020