Form 10-K/A
period 2020-03-31
Blox, Inc.
filed 2020-07-15
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This amendment is being filed to provide XBRL exhibits missing from 10-K submission. No change has been made to other parts of this 10-K.

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