Form 10-Q
period 2020-06-30
Blox, Inc.
filed 2020-07-31
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 241,541,664 shares of common stock as of July 30, 2020.

Transitional Small Business Disclosure Format ☐Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2020

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At June 30, 2020	As At March 31, 2020
		(Audited)

ASSETS
Current Assets
Cash (Note 8)	$63,066	$27,551
Prepaid expenses	2,167	5,167
Total Current Assets	65,233	32,718

Long term investments (Note 4)	111,293	61,091
Equipment (Note 5)	71,560	71,560
Total Assets	$248,086	$165,369

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$294,464	$294,379
Due to shareholder (Note 9)	391,214	391,214
Loan payable	428	-
Convertible debenture (Note 10)	52,000	120,480
Loan interest payable (Note 10)	3,621	4,706
Total Liabilities	741,727	810,779

STOCKHOLDERS’ DEFICIENCY
Common Stock (Note 7) - 400,000,000 authorized - 241,541,664 issued (March 31, 2020 – 144,647,664)	2,527	1,328
Additional Paid-in Capital	7,636,122	7,382,603
Contributed Surplus	27,213,786	27,279,356
Accumulated Other Comprehensive Income	69,033	18,831
Deficit	(35,415,109)	(35,327,528)
Total Stockholders’ Deficiency	(493,641)	(645,410)
Total Liabilities and Stockholders’ Deficiency	$248,086	$165,369

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2020	June 30, 2019

Operating Expenses
Consulting and professional fees (Note 12)	$22,791	$34,505
Default penalties (Note 7)	35,000	-
Exploration (Note 6)	-	25,105
Foreign exchange	5,078	1,777
Office and administration fees	7,768	5,748
Travel	-	263
Total Operating Expenses	(70,637)	(67,398)

Other Income (Loss)
Interest expense	(883)	-
Gain on investment in warrants (Note 4)	-	44,653
Accretion (Note 10)	(9,261)	-
Debt issuance cost – cash (Note 10)	(6,800)	-
Net Loss for the Period	(87,581)	(22,745)

Other Comprehensive Income
Unrealized gain on investment in common shares (Note 4)	50,202	68,276
Comprehensive (Loss) Income for the Period	$(37,379)	$45,531

Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	206,899,601	142,822,664

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Three Months ended June 30, 2020 and 2019

(Expressed in U.S. Dollars)

			Additional		Accumulated Other		Total Stockholders’
	Common Stock		Paid-in	Contributed	Comprehensive		Equity
	Shares	Amount	Capital	Surplus	Income	Deficit	(Deficiency)

April 1, 2019	142,822,664	$1,309	$7,337,352	$15,658,030	$55,019	$(22,469,528)	$582,182

Unrealized gain on investment in common shares (Note 4)	-	-	-	-	68,276	-	68,276
Net loss for the period	-	-	-	-	-	(22,745)	(22,745)
June 30, 2019	142,822,664	$1,309	$7,337,352	$15,658,030	$123,295	$(22,492,273)	$627,713

April 1, 2020	144,647,664	$1,328	$7,382,603	$27,279,356	$18,831	$(35,327,528)	$(645,410)

Unrealized loss on investment in common shares (Note 4)	-	-	-	-	50,202	-	50,202
Warrants exercised (Note 7)	32,894,589	329	50,537	(50,866)	-	-	-
Convertible debenture – equity portion (Note 10)	-	-	-	25,000	-	-	25,000
Convertible debenture -converted to shares (Note 10)	66,999,411	670	168,182	(39,704)	-	-	129,148
Convertible debenture – default penalty shares (Note 10)	20,000,000	200	34,800	-	-	-	35,000
Net loss for the period	-	-	-	-	-	(87,581)	(87,581)
June 30, 2020	264,541,664	$2,527	$7,636,122	$27,213,786	$69,033	$(35,415,109)	$(493,641)

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Three Months Ended
	June 30, 2020	June 30, 2019
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(87,581)	$(22,745)
Non-cash items:
Gain on investment in warrants	-	(44,653)
Shares issued for default penalties	35,000	-
Accretion	9,261	-
Interest accrued on convertible debenture	790	-
Discount on convertible debenture	6,800	-
Changes in non-cash working capital:
Prepaid expenses	3,000	3,000
Accounts payable and accrued liabilities	245	51,602
Due to shareholder	-	12,000
	(32,485)	(796)

FINANCING ACTIVITIES
Proceeds from convertible debenture	74,800	-
Convertible debenture transaction costs	(6,800)	-
	68,000	-

Increase (Decrease) in Cash	35,515	(796)
Cash, Beginning of Period	27,551	9,792
Cash, End of Period	$63,066	$8,996

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

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

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries. These condensed interim consolidated financial statements are prepared on the historical cost basis. These condensed interim consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2021, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2020, including the accounting policies and notes thereto.

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

Three months Ended June 30, 2020 and 2019

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $87,581 for the three months ended June 30, 2020 and has incurred cumulative losses since inception of $35,415,109 as at June 30, 2020.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
	Number	June 30, 2020	March 31, 2020
Available-for-sale
Common shares	3,333,333	$85,610	$46,993
	1,000,000	25,683	14,098
Total investment:		$111,293	$61,091

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

As at June 30, 2020, the fair value of common shares was $111,293 which resulted in an unrealized gain of $50,202 that was recorded in other comprehensive income. The share purchase warrants of ASI expired during the year ended March 31, 2020.

5.	Equipment

	Machinery	Total
Cost
Balance at June 30 & March 31, 2020	$232,620	$232,620
Accumulated Depreciation
Balance at June 30 & March 31, 2020	$161,060	$161,060
Carrying amounts
As at June 30 & March 31, 2020	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

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

The exploration license, which was originally granted on August 20, 2013, was extended by the Company until January 30, 2020, pending the results of its application for a mining license for the property (first submitted December 7, 2018). On February 17, 2020, the Company received notice from Minister of Mines and Geology, Republic of Guinea, revoking the Company’s exploration license for the Mansounia Gold Project. As a result of the revocation of the Company’s exploration license, all rights held by the Company and its partners in the Mansounia Gold Project have been terminated. The Company has since confirmed that its mining license application cannot proceed without a valid exploration license, and that it is ineligible to re-apply for an exploration license due to the expiration of its previous license. At March 31, 2020, management decided to write off the mineral property interest.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Write-off mineral property interest	(931,722)
Balance, March 31 & June 30, 2020	$-

During the three months ended June 30, 2020, the Company spent $Nil (2019 – $25,105) on the property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock

(a)	Private Placement

Year ended March 31, 2020

There were no shares issued from private placement for the year ended March 31, 2020.

Three months ended June 30, 2020

There were no shares issued from private placement for the three months ended June 30, 2020.

(b)	Convertible debenture shares issuance

Year ended March 31, 2020

On August 16, 2019, the Company issued 300,000 commitment shares to two convertible debenture holders. The fair value of the common shares was $60,000 (Note 10).

In March 2020, $22,300 principal of convertible debenture was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 10).

Three Months ended June 30, 2020

From April 1 to June 30, 2020, $127,273 principal of convertible debenture was converted to 66,999,411 common shares of the Company at a price range of $0.01 to $0.02 (Note 10).

On May 28, 2020, the Company received a notice from one convertible debenture holder that $17,500 of default penalty will be converted into 10,000,000 shares. On June 1, 2020, the 10,000,000 common shares were issued to settle the default penalty of $17,500. The penalty incurred due to the loss of Mansounia property.

On June 8, 2020, the Company received a notice from one convertible debenture holder that $17,500 of default penalty will be converted into 10,000,000 shares. On June 8, 2020, the 10,000,000 common shares were issued to settle the default penalty of $17,500.

(c)	Warrants

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

On February 27, 2020, the Company extended the term of 88,000,000 share purchase warrants from February 27, 2020 to February 27, 2021, no other terms were changed.

Three months ended June 30, 2020

On May 7, 2020, the Company entered into an Amendment #1 with one convertible debenture holder that the 555,555 warrant shares issued on August 16, 2019 are subject to anti-dilution protection. The Company agreed that the number of warrant shares should be equal to 10,000,000. On May 13, 2020, the convertible debt holder exercised 10,000,000 warrants to common shares via cashless exercise.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(c)	Warrants (continued)

On May 28 and June 8, 2020, the Company received an Exercise Notice from another convertible debenture holder that 10,844,805 and 12,049,784 warrant shares were exercised to common shares via cashless exercise.

The 1,111,110 warrants were cancelled as at June 30, 2020 due to the warrant shares that were issued.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	118,604,860	0.05	1.41
Warrants issued	32,894,589	0.001	-
Warrants exercised	(32,894,589)	0.001	-
Warrants cancelled	(1,111,110)
Balance, June 30, 2020	117,493,750	0.05	1.38

As at June 30, 2020, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2021
29,950,000	$0.05	April 24, 2023
117,493,750

(d)	Stock Options

Year ended March 31, 2020

650,000 options expired on August 7, 2019.

Three months ended June 30, 2020

1,500,000 options were cancelled on May 27, 2020 due to the optionee no longer being an officer of the Company. There were no stock options granted for the three months ended June 30, 2020.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	1,500,000	0.27	2.90
Cancelled	(1,500,000)	0.27
Balance, June 30, 2020	-	-	-

At June 30, 2020, there were no stock options outstanding.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

8.	Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 and based on the degree to which fair value is observable:

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total June 30, 2020
Cash	$63,066	$-	$-	$63,066
Long-term investment – Shares	111,293	-	-	111,293
Total	$174,359	$-	$-	$174,359

	Level 1	Level 2	Level 3	Total March 31, 2020
Cash	$27,551	$-	$-	$27,551
Long-term investment – Shares	61,091	-	-	61,091
Total	$88,642	$-	$-	$88,642

9.	Due to Shareholder

During the period ended June 30, 2020, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $Nil (year ended March 31, 2020 - $61,868). As at June 30, 2020, the Company was indebted to Waratah for $391,214 (March 31, 2020 - $391,214). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debenture

Year ended March 31, 2020

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

For the year ended March 31, 2020, $22,300 of debt principal was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 7 (b)).

Three months ended June 30, 2020

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

For the period ended June 30, 2020, $127,273 debt principal was converted to 66,999,411 common shares of the Company at price range of $0.01 to $0.02 (Note 7 (b)). Accretion for the note was calculated as $9,261 (2019 - $Nil) and interest expense of $790 was recorded. As of June 30, 2020, $149,572 debt principal were converted to commons shares.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debenture (continued)

	June 30, 2020	March 31, 2020
Convertible debenture – beginning of the period	$120,480	$-
Debt proceeds received	74,800	23,656
Debt converted to common shares	(127,541)	(20,753)
Equity portion of convertible debenture	(25,000)	-
Finance cost - accretion	9,261	117,577
Carrying value – end of the period	$52,000	$120,480

11.	Commitments

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

The Company incurred the following expenses with related parties during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Compensation – CEO	$12,780	$13,500
Compensation – Former Officer	-	6,750
	$12,780	$20,250

As at June 30, 2020, the Company was indebted to its related parties for the amounts as below:

	June 30, 2020	March 31, 2020

Accounts payable and accrued liabilities	$134,793	$122,651
Due to shareholder (Note 9)	391,214	391,214

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three months Ended June 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

13.	Geographical Area Information

	Canada	Africa	Total

June 30, 2020:

Current assets	$62,871	$2,362	$65,233
Long term investments	111,293	-	111,293
Equipment	-	71,560	71,560
Total assets	$174,164	$73,922	$248,086

Total liabilities	$642,930	$98,797	$741,727

March 31, 2020:

Current assets	$30,575	$2,143	$32,718
Long term investments	61,091	-	61,091
Equipment	-	71,560	71,560
Total assets	$91,666	$73,703	$165,369

Total liabilities	$718,237	$92,545	$810,779

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 9, 2020, the Company received notice from OTC Markets Group that the closing bid price of our common shares has closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for the OTCQB quotation tier as per the OTCQB Standards Section 2.3(2), which states that the company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior thirty consecutive calendar days.”

As per Section 4.1 of the OTCQB Standards, the company will be granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If the requirement is not met by October 7, 2020, the Company will be removed from the OTCQB marketplace and demoted to the OTC Pink reporting tier. In addition, if the Company’s closing bid price falls below $0.001 at any time for five consecutive trading days, the Company will be immediately removed from the OTCQB and demoted to the OTC Pink reporting tier.

Recent Developments

Recently Discontinued Projects

Mansounia Property, Guinea, West Africa

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $87,581 for the three months ended June 30, 2020, and have incurred cumulative losses since inception of $35,415,109. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

The net loss for the three months ended June 30, 2020 were $87,581 as compared to the net loss for the three months ended June 30, 2019 of $22,745. Operating expenses for the 1st quarter totaled $70,637 compared to $67,398, in 2019 a decrease of $31,761. Some of the more items contributing to the net loss and comprehensive loss for the 1st quarter of 2020 and 2019 were as follows:

●	Exploration expenses of $Nil (2019: $25,105). The exploration decreased significantly is due to lack of funding in the current quarter.

●	Consulting and professional fees of $22,791 (2019: $34,505). The decrease is result of cutting back the management fees in the current quarter.

●	Gain on the investment in warrants of $Nil (2019: $44,653). The fair value of warrants of ASI is Nil in the current quarter due to the warrants expired.

●	Unrealized gain on the investment in common shares of $50,202 (2019: $68,276). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

●	Accretion of $9,261 (2019 - $Nil). The accretion of the convertible debenture was recognized in the two quarters of fiscal 2020. There was no such expense recorded in the comparable quarters.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	June 30, 2020	March 31, 2020
Current Assets	$65,233	$32,718
Current Liabilities	741,727	810,779
Working Capital Deficit	$(806,960)	$(778,061)

Current Assets

The nominal increase in current assets as of June 30, 2020 compared to March 31, 2020 was primarily due to an increase in cash from $27,551 to $63,066.

Current Liabilities

Current liabilities as at June 30, 2020 increased by $69,052 since March 31, 2020, primarily due to issuing convertible notes being incurred during the current quarter.

Cash Flow

Our cash flow was as follows:

	Three Months Ended June 30
	2020 $	2019 $
Net cash used in operating activities	(32,485)	(796)
Net cash used in investing activities	-	-
Net cash provided by financing activities	68,000	-
Increase (Decrease) in cash and cash equivalents	35,515	(796)

Operating activities

The increase in net cash used in operating activities for the three months ended June 30, 2020, compared to the same period in 2019 was primarily as a result of increased operating activities in the current quarter.

Investing activities

For the three months ended June 30, 2019 and 2020, there were no investing activities incurred.

Financing activities

There was a convertible promissory notes issued in the three months ended June 30, 2020, compared to the same period in 2019.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2020.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $500,000 to $750,000 and we currently have approximately $63,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

On June 30, 2020, Ronald Renee was appointed as the Interim Chief Officer Financial the Company.

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

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	July 30, 2020

