Form 10-Q
period 2020-09-30
Blox, Inc.
filed 2020-11-20
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 264,541,664 shares of common stock as of November 20, 2020.

Transitional Small Business Disclosure Format ☐ Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended

September 30, 2020

i

PART I

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, the “Company” or the “registrant” refer to Blox, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;

●	our ability to obtain any necessary financing on acceptable terms;

●	timing and amount of funds needed for capital expenditures;

●	timely receipt of regulatory approvals;

●	our management team’s ability to implement our business plan;

●	effects of government regulation;

●	general economic and financial market conditions;

●	our ability to secure exploration permits for our prospective properties in Ghana;

●	our ability to develop our green mining business in Africa; and

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Blox, Inc. are included in this quarterly report on Form 10-Q.

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

	As At	As At
	September 30, 2020	March 31, 2020
		(Audited)

ASSETS
Current Assets
Cash and cash equivalent	$18,036	$27,551
Prepaid expenses	11,167	5,167
Total Current Assets	29,203	32,718

Long term investments (Note 4)	146,192	61,091
Equipment (Note 5)	71,560	71,560
Total Assets	$246,955	$165,369

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$295,771	$294,379
Due to shareholder (Note 9)	391,214	391,214
Loan payable	428	-
Convertible debenture (Note 10)	61,130	120,480
Loan interest payable (Note 10)	5,129	4,706
Total Liabilities	753,672	810,779

STOCKHOLDERS’ DEFICIENCY
Common Stock (Note 7) - 400,000,000 authorized - 264,541,664 issued (March 31, 2020 – 144,647,664)	2,527	1,328
Additional Paid-in Capital	7,636,122	7,382,603
Contributed Surplus	27,213,786	27,279,356
Deficit	(35,359,152)	(35,308,697)
Total Stockholders’ Deficiency	(506,717)	(645,410)
Total Liabilities and Stockholders’ Deficiency	$246,955	$165,369

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating Expenses
Consulting and professional fees (Note 12)	$21,033	$42,997	$43,824	$77,502
Default penalties (Note 7)	-	-	35,000	-
Exploration (Note 6)	-	10,408	-	35,513
Foreign exchange	4,140	964	9,218	2,741
Office and administration fees	12,165	15,772	19,933	21,520
Travel	-	(263)	-	-
Total Operating Expenses	(37,338)	(69,878)	(107,975)	(137,276)

Other Expenses
Interest expenses (Note 10)	(1,507)	(626)	(2,390)	(626)
Loss on investment in warrants	-	(65,507)	-	(20,854)
Accretion (Note 10)	(9,130)	(16,788)	(18,391)	(16,788)
Debt issuance cost – cash (Note 10)	-	(10,000)	(6,800)	(10,000)
Unrealized gain (loss) on investment in common shares (Note 4)	34,899	(100,113)	85,101	(31,837)
Net Income (Loss) and Comprehensive Income (Loss) for the Period	$(13,076)	$(262,912)	$(50,455)	$(217,381)

Income (Loss) Per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	264,541,664	143,001,468	235,943,970	142,912,555

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Six Months ended September 30, 2020 and 2019

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Contributed		Total Stockholders’ Equity
	Shares	Amount	Capital	Surplus	Deficit	(Deficiency)

April 1, 2019	142,822,664	$1,309	$7,337,352	$15,658,030	$(22,414,509)	$582,182
Net income for the period	-	-	-	-	45,531	45,531
June 30, 2019	142,822,664	1,309	7,337,352	15,658,030	(22,368,978)	627,713
Commitment shares issued	300,000	1	13,838	-	-	13,839
Warrants exercised	50,000	1	3,744	(1,245)	-	2,500
Warrants issued	-	-	-	50,867	-	50,867
Convertible debenture - equity portion	-	-	-	46,638	-	46,638
Net loss for the period	-	-	-	-	(262,912)	(262,912)
September 30, 2019	143,172,664	$1,311	$7,354,934	$15,754,290	$(22,631,890)	$478,645

April 1, 2020	144,647,664	$1,328	$7,382,603	$27,279,356	$(35,308,697)	$(645,410)
Warrants exercised (Note 7)	32,894,589	329	50,537	(50,866)	-	-
Convertible debenture – equity portion (Note 10)	-	-	-	25,000	-	25,000
Convertible debenture -converted to shares (Note 10)	66,999,411	670	168,182	(39,704)	-	129,148
Convertible debenture – default penalty shares (Note 7)	20,000,000	200	34,800	-	-	35,000
Net loss for the period	-	-	-	-	(37,379)	(37,379)
June 30, 2020	264,541,664	2,527	7,636,122	27,213,786	(35,346,076)	(493,641)
Net income for the period	-	-	-	-	(13,076)	(13,076)
September 30, 2020	264,541,664	$2,527	$7,636,122	$27,213,786	$(35,359,152)	$(506,717)

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Six Months Ended
	September 30, 2020	September 30, 2019
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(50,455)	$(217,381)
Non-cash items:
Loss on investment in warrants	-	20,854
Unrealized (gain) loss on investment in common shares	(85,101)	31,837
Default penalties	35,000	-
Accretion	18,391	16,788
Interest accrued on convertible debenture	2,390	626
Convertible debenture transaction costs	6,800	-
Changes in non-cash working capital:
Prepaid expenses	(6,000)	(6,000)
Accounts payable and accrued liabilities	1,460	16,343
Due to shareholder	-	60,593
	(77,515)	(76,340)

FINANCING ACTIVITIES
Proceeds from convertible debenture	74,800	150,000
Convertible debenture transaction costs	(6,800)	(15,000)
Warrants exercised	-	2,500
	68,000	137,500

(Decrease) Increase in Cash	(9,515)	61,160
Cash, Beginning of Period	27,551	9,792
Cash, End of Period	$18,036	$70,952

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for loan interest payable	$1,607	$-

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

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

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries, Blox Energy Inc. and Blox Minerals Guinea. These condensed interim consolidated financial statements are prepared on the historical cost basis. These condensed interim consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these condensed interim consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation. The interim results are not necessarily indicative of results for the full year ending March 31, 2021, or future operating periods. For further information, see the Company’s annual consolidated financial statements for the year ended March 31, 2020, including the accounting policies and notes thereto.

(c)	Reporting and Functional Currencies

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. The functional currency of the parent company is the Canadian dollar (“CAD”) and the functional currency of the subsidiaries is the US dollar. The Company’s reporting currency is the US dollar.

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

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

2.	Basis of Presentation (continued)

(d)	Significant Accounting Judgments and Estimates

The preparation of these condensed interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the period. Actual outcomes could differ from these estimates. Revisions to accounting estimates are recognized in the period in which the estimate is revised and may affect both the period of revision and future periods.

In applying the Company’s accounting policies, management has made certain judgments that may have a significant effect on the condensed interim consolidated financial statements. Such judgments include the determination of the functional currencies and use of the going concern assumption.

Significant areas requiring the use of management estimates include assumptions and estimates relating to asset impairment analysis, share-based payments and warrants, and valuation allowances for deferred income tax assets.

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

These condensed interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $50,455 for the six months ended September 30, 2020 and has incurred cumulative losses since inception of $35,359,152 as at September 30, 2020.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed interim consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

4.	Long Term Investments

		Fair Value as at
		September 30,	March 31,
	Number	2020	2020
Common shares	3,333,333	$112,455	$46,993
	1,000,000	33,737	14,098
Total investment:		$146,192	$61,091

On March 28, 2018, the Company participated in a private placement offering by its strategic partner, Ashanti Sankofa Inc (TSX.V- ASI) (“Ashanti” or “ASI”), which shares the same management group and board of directors as the Company (Note 12). The Company purchased 3,333,333 units at CAD$0.03 per unit for a total cost of $77,510 (CAD$100,000). Each unit consists of one common share and one transferable share purchase warrant with each warrant entitling the holder to acquire one additional common share at a price of CAD$0.05 for a period of 24 months from the closing of the private placement. On the date of issuance, the Company determined the fair value of the common share and warrants to be $44,331 and $33,179, respectively.

On April 16, 2018, the Company participated in a private placement offering by Ashanti. The Company purchased 1,000,000 units at CAD$0.03 per unit for a total cost of $23,850 (CAD$30,000). Each unit consists of one common share and one transferable share purchase warrant with each warrant entitling the holder to acquire one additional common share at a price of CAD$0.05 for a period of 24 months from the closing of the private placement. On the date of issuance, the Company determined the fair value of the common share and warrants to be $13,420 and $10,430, respectively.

As at September 30, 2020, the fair value of common shares was $146,192 which resulted in an unrealized gain of $85,101 (2019 – unrealized loss of $31,837) that was recorded in profit or loss. The share purchase warrants of ASI expired during the year ended March 31, 2020.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for the fiscal year beginning April 1, 2018. The most significant change for the Company, once ASU 2016-01 was adopted, was the accounting treatment for long term investments that were classified as available-for-sale. The accounting treatment used for the Consolidated Financial Statements through fiscal 2018 was that the long term investments, classified as available-for-sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Stockholders’ Deficiency until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective April 1, 2018, these long term investments continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

5.	Equipment

	Machinery	Total
Cost
Balance at September 30 & March 31, 2020	$232,620	$232,620
Accumulated Depreciation
Balance at September 30 & March 31, 2020	$161,060	$161,060
Carrying amounts
As at September 30 & March 31, 2020	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

6.	Mineral Property Interest

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

The Property lies in the southwest margin of the Siguiri Basin, in the Kouroussa Prefecture, Kankan Region, in Guinea, West Africa.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

6.	Mineral Property Interest (continued)

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

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Write-off mineral property interest	(931,722)
Balance, March 31 & September 30, 2020	$-

During the six months ended September 30, 2020, the Company spent $Nil (2019 – $35,513) on the property.

7.	Common Stock

(a)	Private Placement

Year ended March 31, 2020

There were no shares issued from private placement for the year ended March 31, 2020.

Six months ended September 30, 2020

There were no shares issued from private placement for the six months ended September 30, 2020.

(b)	Convertible debenture shares issuance

Year ended March 31, 2020

On August 16, 2019, the Company issued 300,000 commitment shares to two convertible debenture holders. The fair value of the common shares was $60,000 (Note 10).

In March 2020, $22,300 principal of convertible debenture was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 10).

Six Months ended September 30, 2020

From April 1 to June 30, 2020, $127,273 principal of convertible debenture was converted to 66,999,411 common shares of the Company at a price range of $0.01 to $0.02 (Note 10).

On May 28, 2020, the Company received a notice from one convertible debenture holder that $17,500 of default penalty will be converted into 10,000,000 shares. On June 1, 2020, the 10,000,000 common shares were issued to settle the default penalty of $17,500. The penalty incurred is due to the loss of Mansounia property.

On June 8, 2020, the Company received a notice from one convertible debenture holder that $17,500 of default penalty will be converted into 10,000,000 shares. On June 8, 2020, the 10,000,000 common shares were issued to settle the default penalty of $17,500.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

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

Six months ended September 30, 2020

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

The 1,111,110 warrants were cancelled on June 8, 2020 due to the warrant shares that were issued.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	118,604,860	0.05	1.41
Warrants issued	32,894,589	0.001	-
Warrants exercised	(32,894,589)	0.001	-
Warrants cancelled	(1,111,110)
Balance, September 30, 2020	117,493,750	0.05	0.96

As at September 30, 2020, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2021
29,950,000	$0.05	April 24, 2023
117,493,750

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(d)	Stock Options

Year ended March 31, 2020

650,000 options expired on August 7, 2019.

Six months ended September 30, 2020

1,500,000 options were cancelled on May 27, 2020 due to the optionee no longer being an officer of the Company. There were no stock options granted for the six months ended September 30, 2020.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	1,500,000	0.27	2.90
Cancelled	(1,500,000)	0.27
Balance, September 30, 2020	-	-	-

At September 30, 2020, there were no stock options outstanding.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

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

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2020
Cash and cash equivalent	$18,036	$-	$-	$18,036
Long-term investment – Shares	146,192	-	-	146,192
Total	$164,228	$-	$-	$164,228

	Level 1	Level 2	Level 3	Total March 31, 2020
Cash and cash equivalent	$27,551	$-	$-	$27,551
Long-term investment – Shares	61,091	-	-	61,091
Total	$88,642	$-	$-	$88,642

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total September 30, 2020
Accounts payable	$295,771	$-	$-	$295,771
Due to shareholder	$391,214	$-	$-	$391,214
Loan payable	$428	$-	$-	$428
Convertible debt	$61,130	$-	$-	$61,130
Total	$748,543	$-	$-	$748,543

	Level 1	Level 2	Level 3	Total March 31, 2020
Accounts payable	$294,379	$-	$-	$294,379
Due to shareholder	$391,214	$-	$-	$391,214
Loan payable	$-	$-	$-	$-
Convertible debt	$120,480	$-	$-	$120,480
Total	$806,073	$-	$-	$806,073

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

9.	Due to Shareholder

During the period ended September 30, 2020, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $Nil (year ended March 31, 2020 - $61,868). As at September 30, 2020, the Company was indebted to Waratah for $391,214 (March 31, 2020 - $391,214). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

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

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debenture (continued)

For the year ended March 31, 2020, $22,300 of debt principal was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 7 (b)).

Six months ended September 30, 2020

On June 8, 2020, the Company entered into security purchase agreements with a private investor, issuing one convertible promissory note in an aggregate principal amount of $74,800, with a $6,800 original issue discount, $500 in due diligence fees and $2,500 in legal fees, paid in cash to the investors and the legal counsel. Each note accrues interest at an annual rate of 8% and is to be repaid on June 8, 2021. The investors have rights to convert a portion, or all, of the principal amount plus interest at variable conversion price to Common Stock of the Company after 180 days and prior to June 8, 2021 (Note 14(c)).

For the period ended September 30, 2020, $127,541 debt principal was converted to 66,999,411 common shares of the Company at price range of $0.01 to $0.02 (Note 7 (b)). Accretion for the note was calculated as $18,391 (2019 - $16,788) and interest expense of $2,390 (2019 - $626) was recorded. As of September 30, 2020, $149,572 debt principal were converted to commons shares.

	September 30, 2020	March 31, 2020
Convertible debenture – beginning of the period	$120,480	$-
Debt proceeds received	74,800	23,656
Debt converted to common shares	(127,541)	(20,753)
Equity portion of convertible debenture	(25,000)	-
Finance cost - accretion	18,391	117,577
Carrying value – end of the period	$61,130	$120,480

The total principal value of the convertible debenture as at September 30, 2020 is $74,800 (March 31, 2020 - $150,000) As at September 30, 2020 $5,129 (March 31, 2020 - $4,706) of interest is accrued in relation to the convertible debenture.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Six Months Ended September 30, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

12.	Related Party Transactions

The Company’s related parties include its key management personnel, controlling shareholders, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

The Company incurred the following expenses with related parties during the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
	2020	2019
Compensation – CEO	$25,740	$27,000
Compensation – Former Officer	-	14,841
	$25,740	$41,841

As at September 30, 2020, the Company was indebted to its related parties for the amounts as below:

	September 30, 2020	March 31, 2020

Accounts payable and accrued liabilities	$141,117	$122,651
Due to shareholder (Note 9)	391,214	391,214
Investment in related party (Note 4)	146,192	61,091

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

13.	Geographical Area Information

	Canada	Africa	Total

September 30, 2020:

Current assets	$26,841	$2,362	$29,203
Long term investments	162,435	-	162,435
Equipment	-	71,560	71,560
Total assets	$189,276	$73,922	$263,198

Total liabilities	$654,875	$98,797	$753,672

March 31, 2020:

Current assets	$30,575	$2,143	$32,718
Long term investments	61,091	-	61,091
Equipment	-	71,560	71,560
Total assets	$91,666	$73,703	$165,369

Total liabilities	$718,237	$92,545	$810,779

14.	Subsequent Events

(a)	On October 8, 2020, the Company’s common shares was removed from OTCQB and demoted to the OTC Pink reporting tier due to OTCQB bid price deficiency.

(b)	On October 8, 2020, the Company received $92,040 in cash from a significant shareholder by issuing a one-year convertible promissory note with interest at 8% per annum.

(c)	On October 9, 2020, the Company terminated the convertible promissory issued on June 8, 2020 by paying the convertible promissory holder an aggregate amount of $92,042, including principal amount of $74,800, accrued interest $1,902 and prepayment penalty of $15,340.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As per Section 4.1 of the OTCQB Standards, the company will be granted a cure period of 90 calendar days during which the minimum closing bid price for the Company’s common stock must be $0.01 or greater for ten consecutive trading days in order to continue trading on the OTCQB marketplace. If the requirement is not met by October 7, 2020, the Company will be removed from the OTCQB marketplace and demoted to the OTC Pink reporting tier. In addition, if the Company’s closing bid price falls below $0.001 at any time for five consecutive trading days, the Company will be immediately removed from the OTCQB and demoted to the OTC Pink reporting tier. On October 8, 2020, the Company’s common shares started trading at OTC Pink sheet.

Recent Developments

Recently Discontinued Projects

Mansounia Property, Guinea, West Africa

Our former Mansounia exploration permit was acquired in 2013 and was secured based on our technical and financial capabilities to obtain a mining permit. The 2013 exploration permit was near expiration when acquired and was subsequently renewed for the maximum of four times permitted by the Guinea Mining Code. In December 2019, the Company submitted its final mining permit proposal to the Ministry of Mines. The ministry requested, in its discretion, that we provide evidence of funding to account for 15% of the capital required for project financing. The Company was unable to secure the required financing during prior to expiration of the final permit extension, and the permit was withdrawn by decree from the Ministry of Mines. Although it is our understanding the Ministry of Mines exercises considerable discretion regarding the extension and revocation of permits and the grant of mining licenses, the decree to revoke our exploration permit suggests that our application is no longer under consideration. With respect to the fate of the project, we anticipate that we will attempt to renegotiate a position for the Mansounia project once Guinea reopens its border to international travel (the country has been inaccessible due to COVID-19).

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $50,455 for the six months ended September 30, 2020, and have incurred cumulative losses since inception of $35,359,152. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

The net loss and comprehensive loss for the three months ended September 30, 2020 was $13,076 as compared to the net loss and comprehensive loss for three months ended September 30, 2019 of $262,912. Operating expenses for the 2nd quarter totaled $37,338 compared to $69,878, in 2019 a decrease of $32,540. Some of the more items contributing to the net loss and comprehensive loss for the 2nd quarter of 2020 and 2019 were as follows:

●	Exploration expenses of $Nil (2019 - $10,408). The Company currently will not involve the exploration activities due to the loss of Mansounia exploration license.

●	Consulting and professional fees of $21,033 (2019 - $42,997). The decrease is result of cutting back the management fees in the current quarter.

●	Loss on the investment in warrants of $Nil (2019 - $65,507). The fair value of warrants of ASI is $Nil in the current quarter due to the warrants expired.

●	Accretion of $9,130 (2019 - $16,788). The decrease in accretion is due to only one convertible note is still outstanding in the current quarter when compared to two convertible notes in 2019.

●	Unrealized gain on the investment in common shares of $34,899 (2019 - $100,113 unrealized loss). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares increased for the current quarter.

Six Months Ended September 30, 2020 and 2019

The net loss and comprehensive loss for the six months ended September 30, 2020 was $50,455 as compared to the net loss for the six months ended September 30, 2019 of $217,381. Operating expenses for two quarters totaled $107,975 compared to $137,276 in 2019 a decrease of $29,301. Some of the more items contributing to the net loss and comprehensive loss for two quarters of 2020 and 2019 were as follows:

●	Exploration expenses of $Nil (2019 - $35,513). The Company currently will not involve the exploration activities due to the loss of Mansounia exploration license.

●	Consulting and professional fees of $43,824 (2019 - $77,502). The decrease is result of cutting back the management fees in the current quarter.

●	Loss on the investment in warrants of $Nil (2019 - $20,854). The fair value of warrants of ASI is Nil in the current quarter due to the warrants expired.

●	Accretion of $18,391 (2019 - $16,788). The accretion of the convertible debenture was recognized in both 2020 and 2019.

●	Default penalties of $35,000 (2019 - $Nil). The Default penalties, a non-cash expense incurred is due to the loss of Mansounia property.

●	Unrealized gain on the investment in common shares of $85,101 (2019 - $31,837 unrealized loss). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s (TSX.V-ASI)’ common shares. The market value of ASI’s common shares decreased for the current quarter.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

Continuing Operations	September 30, 2020	March 31, 2020
Current Assets	$29,203	$32,718
Current Liabilities	753,672	810,779
Working Capital Deficit	$(724,469)	$(778,061)

Current Assets

The nominal decrease in current assets as of September 30, 2020 compared to March 31, 2020 was primarily due to a decrease in cash from $27,551 to $18,036.

Current Liabilities

Current liabilities as at September 30, 2020 decreased by $57,107 since March 31, 2020, primarily due to the conversion of convertible debentures into common shares during the current quarters.

Cash Flow

Our cash flow was as follows:

	Six Months Ended September 30
	2020 $	2019 $
Net cash used in operating activities	(77,515)	(76,340)
Net cash used in investing activities	-	-
Net cash provided by financing activities	68,000	137,500
Decrease (increase) in cash and cash equivalents	(9,515)	61,160

Operating activities

The increase in net cash used in operating activities for the six months ended September 30, 2020, compared to the same period in 2019 was primarily as a result of increased operating activities in the current quarter.

Investing activities

For the six months ended September 30, 2019 and 2020, there were no investing activities incurred.

Financing activities

There were convertible promissory notes issued in the six months ended September 30, 2020 and September 30, 2019.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2020.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $500,000 to $750,000 and we currently have approximately $18,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

On June 30, 2020, Ronald Renee was appointed as the Interim Chief Financial Officer the Company.

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

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	November 20, 2020