Form 10-Q
period 2020-12-31
Blox, Inc.
filed 2021-07-16
CIK 1428389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 264,541,664 shares of common stock as of July 9, 2021.

Transitional Small Business Disclosure Format ☐ Yes ☒ No

BLOX, INC.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
December 31, 2020

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

Blox, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited – Expressed in U.S. Dollars)

		As At
	As At December 31, 2020	March 31, 2020 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$13,408	$27,551
Prepaid expenses	8,167	5,167
Total Current Assets	21,575	32,718

Long term investments (Note 4)	85,085	61,091
Equipment (Note 5)	71,560	71,560
Total Assets	$178,220	$165,369

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$322,917	$294,379
Due to shareholder (Note 9)	391,214	391,214
Loan payable	428	-
Convertible debentures (Note 10)	84,929	120,480
Loan interest payable (Note 10)	4,934	4,706
Total Liabilities	804,422	810,779

STOCKHOLDERS’ DEFICIENCY
Common Stock (Note 7) - 400,000,000 authorized with a par value of $0.00001 - 264,541,664 issued (March 31, 2020 – 144,647,664)	2,527	1,328
Additional Paid-in Capital	7,636,122	7,382,603
Contributed Surplus	27,222,990	27,279,356
Deficit	(35,487,841)	(35,308,697)
Total Stockholders’ Deficiency	(626,202)	(645,410)
Total Liabilities and Stockholders’ Deficiency	$178,220	$165,369

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Comprehensive Loss

(Unaudited - Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Operating Expenses
Consulting and professional fees (Note 12)	$23,557	$37,385	$67,381	$114,887
Exploration (Note 6)	-	12,061	-	47,574
Foreign exchange	5,173	2,936	14,391	5,677
Office and administration fees	6,043	2,796	25,976	24,316
Total Operating Expenses	(34,773)	(55,178)	(107,748)	(192,454)

Other Expenses
Interest expenses (Note 10)	(1,706)	(1,890)	(4,096)	(2,516)
Loss on investment in warrants	-	(2,156)	-	(23,010)
Accretion (Note 10)	(15,763)	(27,615)	(34,154)	(44,403)
Default penalties (7, 10)	15,340	-	50,340
Debt issuance cost – cash (Note 10)	-	-	(6,800)	(10,000)
Unrealized gain (loss) on investment in common shares (Note 4)	(61,107)	1,283	23,994	(30,554)
Net Loss and Comprehensive Loss for the Period	$(128,689)	$(85,556)	$(179,144)	$(302,937)

Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and diluted	264,541,664	143,172,664	245,511,199	142,999,573

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Nine Months ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Contributed		Equity
	Shares	Amount	Capital	Surplus	Deficit	(Deficiency)

April 1, 2019	142,822,664	$1,309	$7,337,352	$15,658,030	$(22,414,509)	$582,182
Net income for the period	-	-	-	-	45,531	45,531
June 30, 2019	142,822,664	1,309	7,337,352	15,658,030	(22,368,978)	627,713
Commitment shares issued	300,000	1	13,838	-	-	13,839
Warrants exercised	50,000	1	3,744	(1,245)	-	2,500
Warrants issued	-	-	-	50,867	-	50,867
Convertible debenture - equity portion	-	-	-	46,638	-	46,638
Net loss for the period	-	-	-	-	(262,912)	(262,912)
September 30, 2019	143,172,664	1,311	7,354,934	15,754,290	(22,631,890)	478,645

Net loss for the period	-	-	-	-	(114,103)	(114,103)
December 31, 2019	143,172,664	1,311	7,354,934	15,754,920	22,745,993	364,542

April 1, 2020	144,647,664	$1,328	$7,382,603	$27,279,356	$(35,308,697)	$(645,410)
Warrants exercised (Note 7)	32,894,589	329	50,537	(50,866)	-	-
Convertible debenture – equity portion (Note 10)	-	-	-	25,000	-	25,000
Convertible debenture -converted to shares (Note 10)	66,999,411	670	168,182	(39,704)	-	129,148
Convertible debenture – default penalty shares (Note 7)	20,000,000	200	34,800	-	-	35,000
Net loss for the period	-	-	-	-	(37,379)	(37,379)
June 30, 2020	264,541,664	2,527	7,636,122	27,213,786	(35,346,076)	(493,641)

Net loss for the period	-	-	-	-	(13,076)	(13,076)
September 30, 2020	264,541,664	2,527	7,636,122	27,213,786	(35,359,152)	(506,717)

Convertible debenture – equity portion (Note 10)	-	-	-	9,204	-	9,204
Net loss for the period	-	-	-	-	(128,689)	(128,689)
December 31, 2020	264,541,664	$2,527	$7,636,122	$27,222,990	$(35,487,841)	$(626,202)

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended
	December 31, 2020	December 31, 2019
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss for the period	$(179,144)	$(302,937)
Non-cash items:
Loss on investment in warrants	-	23,010
Unrealized (gain) loss on investment in common shares	(23,994)	30,554
Default penalties	35,000	-
Accretion	34,154	44,403
Interest accrued on convertible debenture	2,101	2,515
Convertible debenture transaction costs	6,800	-
Changes in non-cash working capital:
Prepaid expenses	(3,000)	(6,000)
Accounts payable and accrued liabilities	28,700	46,550
Due to shareholder	-	60,819
	(99,383)	(101,086)

FINANCING ACTIVITIES
Proceeds from convertible debenture	166,840	150,000
Convertible debenture repayment	(74,800)	-
Convertible debenture transaction costs	(6,800)	(15,000)
Warrants exercised	-	2,500
	85,240	137,500

(Decrease) Increase in Cash	(14,143)	36,414
Cash, Beginning of Period	27,551	9,792
Cash, End of Period	$13,408	$46,206

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for loan interest payable	$1,607	$-

See accompanying notes to the condensed interim consolidated financial statements.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

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

The condensed interim consolidated financial statements of the Company comprise the Company and its subsidiaries, Blox Energy Inc. and Blox Minerals Guinea. These condensed interim consolidated financial statements are prepared on the historical cost basis. These condensed interim consolidated financial statements have also been prepared using the accrual basis of accounting, except for cash flow information. In the opinion of management, all adjustments (including normal recurring ones), considered necessary for the fair statement of results have been included in these condensed interim consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s March 31, 2020 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

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

Nine Months Ended December 31, 2020 and 2019

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

In determining the Company’s functional currency, it periodically reviews its primary economic environment in which the entity operates in determining the Company’s functional currencies. The Company analyzes the currency that mainly influences labor, material and other costs of providing goods or services which is often the currency in which such costs are denominated and settled. The Company also analyzes the currency in which funds from financing activities such as equity issuances are generated and the funding dependency of the parent company whose predominant transactional currency is the Canadian dollar. Determining the Company’s predominant economic environment requires significant judgment.

(ii)	Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $179,144 for the nine months ended December 31, 2020 and has incurred cumulative losses since inception of $35,487,841 as at December 31, 2020.

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

3.	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

4.	Long Term Investments

		Fair Value as at
	Number	December 31, 2020	March 31, 2020

Common shares	3,333,333	$65,450	$46,993
	1,000,000	19,635	14,098
Total investment:		$85,085	$61,091

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

As at December 31, 2020, the fair value of common shares was $85,085 which resulted in an unrealized gain of $23,994 (2019 – unrealized loss of $30,554) that was recorded in profit and loss for the period ended December 31, 2020. The share purchase warrants of ASI expired unexercised.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

5.	Equipment

	Machinery	Total
Cost
Balance at December 31 & March 31, 2020	$232,620	$232,620
Accumulated Depreciation
Balance at December 31 & March 31, 2020	$161,060	$161,060
Carrying amounts
As at December 31 & March 31, 2020	$71,560	$71,560

Machinery in the amount of $71,560 has not been placed into production and is not currently being depreciated.

6.	Mineral Property Interest

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

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

6.	Mineral Property Interest (continued)

The exploration license, which was originally granted on August 20, 2013, was extended by the Company until January 30, 2020, pending the results of its application for a mining license for the property (first submitted December 7, 2018). On February 17, 2020, the Company received notice from Minister of Mines and Geology, Republic of Guinea, revoking the Company’s exploration license for the Property. As a result of the revocation of the Company’s exploration license, all rights held by the Company and its partners in the Property have been terminated. The Company has since confirmed that its mining license application cannot proceed without a valid exploration license, and that it is ineligible to re-apply for an exploration license due to the expiration of its previous license. At March 31, 2020, management decided to write off the mineral property interest.

Mansounia Property, West Africa
Acquisition of mineral property interest
Cash payment	$150,000
Issuance of 6,514,350 common shares	781,722
Write-off mineral property interest	(931,722)
Balance, March 31 & December 31, 2020	$-

During the nine months ended December 31, 2020, the Company spent $Nil (2019 – $47,574) on the property.

7.	Common Stock

(a)	Private Placement

Year ended March 31, 2020

There were no shares issued from private placement for the year ended March 31, 2020.

Nine months ended December 31, 2020

There were no shares issued from private placement for the nine months ended December 31, 2020.

(b)	Convertible debenture shares issuance

Year ended March 31, 2020

On August 16, 2019, the Company issued 300,000 commitment shares to two convertible debenture holders. The fair value of the common shares was $60,000 (Note 10).

In March 2020, $22,300 principal of convertible debenture was converted to 1,475,000 common shares of the Company at price range of $0.03 to $0.17 (Note 10).

Nine Months ended December 31, 2020

From April 1 to June 30, 2020, $127,541 principal of convertible debenture was converted to 66,999,411 common shares of the Company at a price range of $0.01 to $0.02 (Note 10).

On May 28, 2020, the Company received a notice from one convertible debenture holder that $17,500 of default penalty will be converted into 10,000,000 shares. On June 1, 2020, the 10,000,000 common shares were issued to settle the default penalty of $17,500. The penalty incurred is due to the loss of Mansounia property.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(b)	Convertible debenture shares issuance (continued)

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

Nine months ended December 31, 2020

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

The 1,111,110 warrants were cancelled on June 8, 2020 due to the warrant shares that were issued.

The following table summarizes historical information about the Company’s warrants:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	118,604,860	0.05	1.41
Warrants issued	32,894,589	0.001	-
Warrants exercised	(32,894,589)	0.001	-
Warrants cancelled	(1,111,110)
Balance, December 31, 2020	117,493,750	0.05	1.74

As at December 31, 2020, the following warrants were outstanding and exercisable:

Number of Warrants	Exercise Price	Expiry Date

87,543,750	$0.05	February 27, 2022
29,950,000	$0.05	April 24, 2023
117,493,750

(Note 14)

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

7.	Common Stock (continued)

(d)	Stock Options

Year ended March 31, 2020

650,000 options expired on August 7, 2019.

Nine months ended December 31, 2020

1,500,000 options were cancelled on May 27, 2020 due to the optionee no longer being an officer of the Company. There were no stock options granted for the nine months ended December 31, 2020.

The following table summarizes historical information about the Company’s incentive stock options:

	Number of options	Weighted Average Exercise Price ($)	Weighted Average Life Remaining (Years)

Balance, March 31, 2020	1,500,000	0.27	2.90
Cancelled	(1,500,000)	0.27
Balance, December 31, 2020	-	-	-

At December 31, 2020, there were no stock options outstanding.

8.	Fair Value of Financial Instruments

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

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

8.	Fair Value of Financial Instruments (continued)

The following table sets forth the Company’s financial assets measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2020
Cash and cash equivalents	$13,408	$-	$-	$13,408
Long-term investment – Shares	85,085	-	-	85,085
Total	$98,493	$-	$-	$98,493

	Level 1	Level 2	Level 3	Total March 31, 2020
Cash and cash equivalents	$27,551	$-	$-	$27,551
Long-term investment – Shares	61,091	-	-	61,091
Total	$88,642	$-	$-	$88,642

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total December 31, 2020
Accounts payable	$322,917	$-	$-	$322,917
Due to shareholder	391,214	-	-	391,214
Loan payable	428	-	-	428
Convertible debt	84,929	-	-	84,929
Loan interest	4,934	-	-	4,934
Total	$804,422	$-	$-	$804,422

	Level 1	Level 2	Level 3	Total March 31, 2020
Accounts payable	$294,379	$-	$-	$294,379
Due to shareholder	391,214	-	-	391,214
Convertible debt	120,480	-	-	120,480
Total	$806,073	$-	$-	$806,073

9.	Due to Shareholder

During the period ended December 31, 2020, the Company received advances from Waratah Capital Ltd. (“Waratah”), a controlling shareholder of the Company, in the amount of $Nil (year ended March 31, 2020 - $61,868). As at December 31, 2020, the Company was indebted to Waratah for $391,214 (March 31, 2020 - $391,214). The advances from shareholder are unsecured, non-interest bearing and have no fixed repayment terms.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debentures

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

Nine months ended December 31, 2020

a)	On June 8, 2020, the Company entered into security purchase agreements with a private investor, issuing one convertible promissory note in an aggregate principal amount of $74,800, with a $6,800 original issue discount, $500 in due diligence fees and $2,500 in legal fees, paid in cash to the investors and the legal counsel. Each note accrues interest at an annual rate of 8% and is to be repaid on June 8, 2021. The investors have rights to convert a portion, or all, of the principal amount plus interest at variable conversion prices to Common Stock of the Company after 180 days and prior to June 8, 2021 (Note 14(c)).

On October 9, 2020, the Company terminated the convertible promissory issued on June 8, 2020 by paying the convertible promissory holder an aggregate amount of $92,042, including principal amount of $74,800, accrued interest $1,902 and prepayment penalty of $15,340.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

10.	Convertible Debenture (continued)

b)	On October 8, 2020, the Company received $92,040 in cash from a significant shareholder by issuing a one-year convertible promissory note with interest at 8% per annum, mature on October 9, 2021. The note will be convertible before and after maturity into common shares of the Company at a rate that is a 25% discount to the lowest trading price of the Common shares during the 20-day period ending on the last complete trading day prior to the conversion date.

For the period ended December 31, 2020, $127,541 debt principal was converted to 66,999,411 common shares of the Company at price range of $0.01 to $0.02 (Note 7 (b)). Accretion for the note was calculated as $34,154 (2019 - $72,950) and interest expense of $4,163 (2019 - $2,516) was recorded. As of December 31, 2020, $149,572 debt principal were converted to commons shares.

As at December 31, 2020, the total principal value of the convertible debenture is $92,040 (March 31, 2020 - $150,000), and $4,934 (March 31, 2020 - $4,706) of interest is accrued and payable in relation to the convertible debenture.

	December 31, 2020	March 31, 2020
Balance – beginning of the period	$120,480	$-
Debt proceeds received	166,840	150,000
Debt repayment	(74,800)	-
Debt converted to common shares	(127,541)	(20,753)
Equity portion of convertible debenture	(34,204)	(46,638)
Finance cost - accretion	34,154	37,871
Balance – end of the period	$84,929	$120,480

11.	Commitments

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

The Company’s related parties include its key management personnel, controlling shareholders, directors, and strategic partner. Transactions with related parties for goods and services are based on the exchange amount as agreed to by the related parties.

Blox, Inc.

Notes to Condensed Interim Consolidated Financial Statements

Nine Months Ended December 31, 2020 and 2019

(Unaudited – Expressed in U.S. Dollars)

12.	Related Party Transactions (continued)

The Company incurred the following expenses with related parties during the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
	2020	2019
Compensation – CEO (included within consulting and professional fees)	$39,513	$40,500
Compensation – Former Officer (included within consulting and professional fees)	-	21,591
	$39,513	$62,091

As at December 31, 2020, the Company was indebted to its related parties for the amounts as below:

	December 31, 2020	March 31, 2020

Accounts payable and accrued liabilities	$158,292	$122,651
Due to shareholder (Note 9 & 10)	391,214	391,214
Convertible debenture (Note 10)	84,929	-

These amounts owing are unsecured, non-interest bearing and have no fixed repayment terms.

13.	Geographical Area Information

	Canada	Africa	Total

December 31, 2020:

Current assets	$19,213	$2,362	$21,575
Long term investments	85,085	-	85,085
Equipment	-	71,560	71,560
Total assets	$104,298	$73,922	$178,220

Total liabilities	$705,625	$98,797	$804,422

March 31, 2020:

Current assets	$30,575	$2,143	$32,718
Long term investments	61,091	-	61,091
Equipment	-	71,560	71,560
Total assets	$91,666	$73,703	$165,369

Total liabilities	$718,234	$92,545	$810,779

14.	Subsequent Events

On February 23, 2021, the Company extended the expiry term of 87,543,750 outstanding warrants from February 27, 2021 to February 27, 2022. The exercise price of the warrants remains at $0.05.

On February 23, 2021, the Company was able to fund its investment in Ashanti Sankofa Inc. through a loan advanced by Waratah in the amount of CAD$50,000. The Company acquired 2,500,000 units of ASI. Each unit consists of one common share of ASI at a price of $0.02 and one share purchase warrant exercisable at $0.05 for additional common shares for a term of 2 years.

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

Recent Developments

Recently Discontinued Projects

Mansounia Property, Guinea, West Africa

Our former Mansounia exploration permit was acquired in 2013 and was secured based on our technical and financial capabilities to obtain a mining permit. The 2013 exploration permit was near expiration when acquired and was subsequently renewed for the maximum of four times permitted by the Guinea Mining Code. In December 2019, the Company submitted its final mining permit proposal to the Ministry of Mines. The ministry requested, in its discretion, that we provide evidence of funding to account for 15% of the capital required for project financing. The Company was unable to secure the required financing prior to expiration of the final permit extension, and the permit was withdrawn by decree from the Ministry of Mines. Although it is our understanding the Ministry of Mines exercises considerable discretion regarding the extension and revocation of permits and the grant of mining licenses, the decree to revoke our exploration permit suggests that our application is no longer under consideration. With respect to the fate of the property, we anticipate that we will attempt to renegotiate a position for the Mansounia project once Guinea reopens its border to international travel (the country has been inaccessible due to COVID-19).

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We have incurred a net loss of $179,144 for the nine months ended December 31, 2020 and have incurred cumulative losses since inception of $35,487,841. These factors raise substantial doubt about the ability of the Company to continue as going concern. Our ability to continue as a going concern is dependent on our ability to continue obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations.

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

Results of Operations

Three Months Ended December 31, 2020 and 2019

The net loss and comprehensive loss for the three months ended December 31, 2020 was $128,689 as compared to the net loss and comprehensive loss for three months ended December 31, 2019 of $85,556. Operating expenses for the 3rd quarter totaled $50,113 compared to $55,178, in 2019 a decrease of $5,065. Some of the more significant items contributing to the net loss and comprehensive loss for the 3rd quarter of 2020 and 2019 were as follows:

●	Exploration expenses of $Nil (2019 - $12,061). The Company currently is not involved in exploration activities due to the loss of Mansounia exploration license.

●	Consulting and professional fees of $23,557 (2019 - $37,385). The decrease is result of cutting back the management fees in the current quarter.

●	Loss on the investment in warrants of $Nil (2019 - $2,156). The fair value of warrants of ASI is $Nil in the current quarter as the warrants expired.

●	Accretion of $15,763 (2019 - $27,615). The decrease in accretion is due to only one convertible note is still outstanding in the current quarter when compared to two convertible notes in 2019.

●	Unrealized loss on the investment in common shares of $61,107 (2019 - $1,283 unrealized gain). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s common shares. The market value of ASI’s common shares decreased for the current quarter.

●	Default penalties of $15,340 (2019 - $Nil). The Default penalties are related to two convertible debentures.

Nine Months Ended December 31, 2020 and 2019

The net loss and comprehensive loss for the nine months ended December 31, 2020 was $179,144 as compared to the net loss for the nine months ended December 31, 2019 of $302,937. Operating expenses for three quarters totaled $158,088 compared to $192,454 in 2019 a decrease of $34,366. Some of the more significant items contributing to the net loss and comprehensive loss for three quarters of 2020 and 2019 were as follows:

●	Exploration expenses of $Nil (2019 - $47,574). The Company currently will not involve the exploration activities due to the loss of Mansounia exploration license.

●	Consulting and professional fees of $67,381 (2019 - $114,887). The decrease is result of cutting back the management fees in the current fiscal year.

●	Loss on the investment in warrants of $Nil (2019 - $23,010). The fair value of warrants of ASI is $Nil in the current quarter as the warrants expired.

●	Accretion of $34,154 (2019 - $44,403). The accretion of the convertible debenture was recognized in both 2020 and 2019.

●	Default penalties of $50,340 (2019 - $Nil). The Default penalties are related to two convertible debentures.

●	Unrealized gain on the investment in common shares of $23,994 (2019 - $30,554 unrealized loss). The unrealized gain is due to holding the investment in Ashanti Sankofa Inc’s common shares. The market value of ASI’s common shares increased for the current fiscal year.

Management anticipates operating expenses will materially increase in future periods as we focus on green mineral development and incur increased costs as a result of being a public company with a class of securities registered under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	December 31, 2020	March 31, 2020
Current Assets	$21,575	$32,718
Current Liabilities	804,422	810,779
Working Capital Deficit	$(782,847)	$(778,061)

Current Assets

The nominal decrease in current assets as of December 31, 2020 compared to March 31, 2020 was primarily due to a decrease in cash from $27,551 to $13,408.

Current Liabilities

Current liabilities as at December 31, 2020 decreased by $6,357 since March 31, 2020, primarily due to the conversion of convertible debentures into common shares during the current fiscal year.

Cash Flow

Our cash flow was as follows:

	Nine Months Ended December 31
	2020 $	2019 $
Net cash used in operating activities	(99,383)	(101,086)
Net cash used in investing activities	—	—
Net cash provided by financing activities	85,240	137,500
Decrease (increase) in cash and cash equivalents	(14,143)	36,414

Operating activities

The increase in net cash used in operating activities for the nine months ended December 31, 2020, compared to the same period in 2019 was primarily as a result of increased operating activities in the current quarter.

Investing activities

For the nine months ended December 31, 2019 and 2020, there were no investing activities incurred.

Financing activities

There were two convertible promissory notes issued in the nine months ended December 31, 2020 and December 31, 2019, of which one convertible note was repaid in the 3rd quarter.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies as described in our Annual Form 10-K for the year ended March 31, 2020.

Cash Requirements

Our current cash position is not sufficient to meet our present and near-term cash needs.  We will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements.  For the next 12 months we estimate that our capital needs will be $500,000 to $780,000 and we currently have approximately $13,000 in cash. We will seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 5. Other Information

On June 30, 2020, Ronald Renee was appointed as the Interim Chief Financial Officer the Company.

On February 23, 2020, Tony Pickett was appointed as Non-Executive director and Chairman of the Company.

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

BLOX INC.

By:	/s/ Ronald Renee
Name:	Ronald Renee
Title:	Chief Executive Officer

Date:	July 15, 2021